Form 10-Q
period 1999-09-30
LAKEHEAD PIPELINE CO LP
filed 1999-11-12
CIK 1066629

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         ---         OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         ---         OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to
                                             ---------   -----------

                        Commission file number 333-59597

                 LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                          39-1715851
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

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                          PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                  Statement of Income for the three month
                    and nine month periods ended September 30, 1999 and 1998...............................       1

                  Statement of Cash Flows
                    for the nine month periods ended September 30, 1999 and 1998...........................       2

                  Statement of Financial Position
                    as at September 30, 1999 and December 31, 1998.........................................       3

                  Statement of Partners' Capital
                    for the nine month period ended September 30, 1999.....................................       4

                  Notes to the Financial Statements........................................................       4

ITEM 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............................................       5

ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk.................................      10

                                            PART II - OTHER INFORMATION

ITEM 1.         Legal Proceedings..........................................................................      11

ITEM 6.         Exhibits and Reports on Form 8-K...........................................................      12

SIGNATURE       ...........................................................................................      13

     This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

     - the Partnership's dependence upon adequate supplies of and demand for western Canadian crude oil,

     - the price of crude oil and the willingness of shippers to ship crude oil when prices are low,

     - the ability of the Partnership's critical suppliers and customers to complete Year 2000 readiness activities, and

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

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                 LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP
                               STATEMENT OF INCOME
--------------------------------------------------------------------------------

                                                                     Three months ended          Nine months ended
                                                                        September 30,              September 30,
(unaudited; dollars in millions)                                       1999           1998         1999        1998
-------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                 $    79.6     $     70.2      $ 234.0     $ 217.5
-------------------------------------------------------------------------------------------------------------------

Expenses
   Power                                                               12.7           16.1         39.8        52.7
   Operating and administrative                                        18.7           16.5         49.3        49.8
   Depreciation (Note 3)                                               14.8           10.4         42.9        31.2
-------------------------------------------------------------------------------------------------------------------

                                                                       46.2           43.0        132.0       133.7
-------------------------------------------------------------------------------------------------------------------

Operating Income                                                       33.4           27.2        102.0        83.8

Interest and Other Income                                               0.5            0.6          2.7         4.7

Interest Expense                                                      (13.9)          (5.0)       (40.0)      (18.0)
-------------------------------------------------------------------------------------------------------------------

Net Income                                                        $    20.0     $     22.8      $  64.7     $  70.5
===================================================================================================================

See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
                 LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP
                             STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                Nine months ended
                                                                                                 September 30,
(unaudited; dollars in millions)                                                                 1999         1998
------------------------------------------------------------------------------------------------------------------
Cash Provided from Operating Activities
   Net income                                                                                $   64.7      $  70.5
   Adjustments to reconcile net income to
     cash provided from operating activities:
        Depreciation                                                                             42.9         31.2
        Interest on accrued rate refunds (Note 4)                                                 0.7          1.7
        Other                                                                                     0.3         (0.2)
        Changes in operating assets and liabilities:
           Accounts receivable and other                                                         (3.6)         3.0
           Materials and supplies                                                                (0.6)        (0.3)
           General Partner and affiliates                                                         1.3         (4.4)
           Accounts payable and other                                                            (5.9)         4.9
           Interest payable                                                                      11.1          3.5
           Property and other taxes                                                              (0.9)        (1.6)
           Payment of rate refunds and related interest (Note 4)                                (23.1)       (21.5)
-------------------------------------------------------------------------------------------------------------------


                                                                                                 86.9          86.8
-------------------------------------------------------------------------------------------------------------------


Investing Activities
   Short-term investments, net                                                                    -           48.9
   Repayments from (advances to) affiliate                                                       13.9        (13.4)
   Additions to property, plant and equipment                                                   (58.2)      (351.4)
   Changes in construction payables                                                             (36.1)        (3.0)
-------------------------------------------------------------------------------------------------------------------


                                                                                                (80.4)      (318.9)
-------------------------------------------------------------------------------------------------------------------


Financing Activities
   Variable rate financing, net                                                                 (40.0)       187.0
   Loan from General Partner                                                                      -           37.0
   Partners' capital contributions, net (Note 5)                                                120.9            -
   Distributions to partners                                                                    (80.5)       (71.5)
   Other                                                                                         (0.1)        (0.3)
-------------------------------------------------------------------------------------------------------------------


                                                                                                  0.3         152.2
-------------------------------------------------------------------------------------------------------------------


Increase/(Decrease) in Cash and Cash Equivalents *                                                6.8         (79.9)

Cash and Cash Equivalents at Beginning of Period                                                 47.0         118.6
-------------------------------------------------------------------------------------------------------------------


Cash and Cash Equivalents at End of Period                                                   $   53.8      $   38.7
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

--------------------------------------------------------------------------------
                 LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP
                         STATEMENT OF FINANCIAL POSITION
--------------------------------------------------------------------------------

                                                                                  September 30,       December 31,
(unaudited, except for December 31, 1998; dollars in millions)                        1999               1998
-------------------------------------------------------------------------------------------------------------------
                                                      ASSETS
Current Assets
   Cash and cash equivalents                                                      $        53.8       $       47.0
   Advances to affiliate                                                                   18.1               32.0
   Accounts receivable and other                                                           28.8               25.2
   Materials and supplies                                                                   7.7                7.1
-------------------------------------------------------------------------------------------------------------------
                                                                                          108.4              111.3
-------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other                                                                  6.5                6.7
-------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
   At cost                                                                              1,544.4            1,487.3
   Accumulated depreciation                                                              (232.9)            (191.1)
-------------------------------------------------------------------------------------------------------------------
                                                                                        1,311.5            1,296.2
-------------------------------------------------------------------------------------------------------------------
                                                                                  $     1,426.4       $    1,414.2
===================================================================================================================

                                         LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Due to General Partner and affiliates                                          $         4.2       $        2.9
   Accounts payable and other                                                              11.3               53.3
   Interest payable                                                                        16.6                5.5
   Property and other taxes                                                                11.0               11.9
   Accrued rate refunds and related interest (Note 4)                                       6.3               28.7
-------------------------------------------------------------------------------------------------------------------
                                                                                           49.4              102.3

Long-Term Debt                                                                            774.5              814.5
Contingencies (Note 6)
-------------------------------------------------------------------------------------------------------------------
                                                                                          823.9              916.8
-------------------------------------------------------------------------------------------------------------------
Partners' Capital
   Limited Partner                                                                        598.8              494.8
   General Partner                                                                          3.7                2.6
-------------------------------------------------------------------------------------------------------------------
                                                                                          602.5              497.4
-------------------------------------------------------------------------------------------------------------------
                                                                                  $     1,426.4       $    1,414.2
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

--------------------------------------------------------------------------------
                 LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' CAPITAL
--------------------------------------------------------------------------------


(unaudited, except for December 31, 1998;                                 Limited         General
 dollars in millions)                                                      Partner        Partner            Total
-------------------------------------------------------------------------------------------------------------------
Partners' Capital at December 31, 1998                                   $   494.8        $   2.6        $   497.4

Partners' Capital Contributions, net (Note 5)                                119.7            1.2            120.9

Net Income Allocation                                                         64.0            0.7             64.7

Distributions to Partners                                                    (79.7)          (0.8)           (80.5)
-------------------------------------------------------------------------------------------------------------------

Partners' Capital at September 30, 1999                                  $   598.8        $   3.7        $   602.5
===================================================================================================================

See accompanying notes to the financial statements.

--------------------------------------------------------------------------------


                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments which management considers necessary to present fairly the financial position as at September 30, 1999 and December 31, 1998; the results of operations for the three and nine month periods ended September 30, 1999 and 1998; and cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations for the three month and nine month periods ended September 30, 1999, should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes thereto presented in the Partnership's 1998 Annual Report on Form 10-K.

2.   Comparative Amounts

     Certain comparative amounts are reclassified to conform with the current period's financial statement presentation.

3.   Depreciation Rates

     Revised depreciation rates were approved by the Federal Energy Regulatory Commission ("FERC"), effective on January 1, 1999, better representing the expected remaining service life of the pipeline system and coinciding with the in-service date for the Partnership's System Expansion Program II ("SEP II"). Depreciation expense for the three month and nine month periods ended September 30, 1999, is $1.4 million and $4.8 million lower, respectively, than it would have been under previous depreciation rates.

4.   Accrued Rate Refunds and Related Interest

     In 1996, FERC approved a settlement agreement ("Settlement Agreement") between the Partnership and customer representatives on all outstanding contested tariff rates. The Settlement Agreement resulted in an approximate tariff rate reduction of 6% and total rate refunds and related interest of $120.0 million through the effective date of October 1, 1996. The $6.3 million total rate refund balance remaining at September 30, 1999 is being repaid through a 10% reduction in tariff rates. This reduction will continue until all refunds have been made, which is expected to occur during the fourth quarter of 1999. Interest will continue to accrue on the unpaid balance based on the 90-day Treasury Bill rate.

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

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Net income for the nine months ended September 30, 1999, was $64.7 million, compared to $70.5 million, for the same period in 1998. The decline in net income reflects higher interest expense and depreciation, which were partially offset by higher operating revenue and lower power costs.

Operating revenue for the first nine months of 1999 increased $16.5 million, to $234.0 million, over the corresponding period in 1998 as declines in deliveries were more than offset by increased tariffs (see "General, - Tariff Matters"). Deliveries averaged 1.371 million barrels per day for the first nine months of 1999, compared to 1.575 million barrels per day for the same period of 1998. Reduced deliveries are due to the continuing negative impact on crude oil supply available to the Partnership caused by low crude oil prices in 1998 and early 1999 which have significantly interrupted oil exploration and development activity in western Canada. System utilization, measured in barrel miles, was 265 billion for the first nine months of 1999, compared to 295 billion for the first nine months of last year, reflecting the decline in deliveries.

Expenses for the first nine months of 1999 decreased slightly by $1.7 million from the corresponding period last year as lower power costs were partially offset by higher depreciation costs. Power costs decreased $12.9 million due to lower throughput volumes and operating efficiencies gained from the expanded pipeline facilities. Depreciation expense increased $11.7 million primarily due to placing SEP II in service on January 1, 1999, which was partially offset by reduced depreciation rates.

Interest expense for the first nine months of 1999 was $22.0 million higher than the same period of 1998 due to higher borrowings associated with the Partnership's expansion projects.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Net income for the three months ended September 30, 1999, was $20.0 million, compared to $22.8 million, for the same period last year. The decline in quarterly results reflects higher operating and administrative, depreciation and interest expense, which was partially offset by higher operating revenue and lower power costs.

Operating revenue for the third quarter of 1999 was $79.6 million, an increase of $9.4 million over the corresponding period in 1998, as declines in deliveries were more than offset by increased tariffs. Deliveries averaged 1.343 million barrels per day for the third quarter of 1999, compared to 1.530 million barrels per day for the same period of 1998. As previously noted, the reduction stems primarily from low crude oil prices in 1998 and early 1999 that continue to impact the supply of crude oil available to the Partnership. The third quarter decrease in deliveries is also attributable to a reduction in short haul volumes of light crude between Chicago and eastern Canada of approximately 70,000 barrels per day due to changing market conditions (see "General, - Montreal Extension Reversal"). System utilization, measured in barrel miles, was 89 billion for the third quarter of 1999, compared to 95 billion for the same period in 1998, reflecting the decline in deliveries.

Expenses for the three months ended September 30, 1999, increased $3.2 million from the corresponding period in 1998 due to increased depreciation and operating and administrative costs, which were partially offset by decreased power costs. Depreciation costs increased $4.4 million primarily due to placing SEP II in service on January 1, 1999, which was partially offset by reduced depreciation rates. The increase in operating and administrative costs of $2.2 million was due to a higher oil loss measurement experience and a reduction in capitalized charges due to lower capital expenditures. Power costs decreased $3.4 million due to lower throughput volumes and operating efficiencies gained from the expanded pipeline facilities.

Interest expense for the third quarter of 1999 was $8.9 million higher than the same period of 1998 due to higher borrowings associated with the Partnership's expansion projects.

The results of operations for the three month and nine month periods ended September 30, 1999 should not be taken as indicative of the results of operations expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership anticipates that it will continue to have adequate liquidity to fund future recurring operating, investing and financing activities. The Partnership intends to fund ongoing capital expenditures with the proceeds from future partner capital contributions, debt offerings, borrowings, cash generated from operating activities, and existing cash and cash equivalents. Cash distributions are expected to be funded with internally generated cash. The Partnership's ability to make future debt offerings and receive partner capital contributions will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Partnership.

At September 30, 1999, cash and cash equivalents totaled $53.8 million, as compared to $47.0 million at December 31, 1998, as cash generated from operating activities and net proceeds from partner capital contributions exceeded cash required for distributions, repayments of variable rate financing and capital related expenditures. Of this $53.8 million, $27.9 million will be used for the cash distribution payable November 12, 1999, with the remaining $25.9 million available for capital expenditures or other business needs.

Cash flow from operating activities remained largely unchanged, as the first nine months of 1999 was $86.9 million, compared with $86.8 million for the same period last year.

On April 28, 1999, the Partnership received net partner capital contributions of $120.9 million. These proceeds were used to repay indebtedness incurred under the Partnership's Revolving Credit Facility to finance pipeline expansion projects.

Capital expenditures for the first nine months of 1999 totalled $58.2 million, of which $25.3 million was for the first phase of the Terrace program (see " - General, - Terrace Program"), $21.0 million was for SEP II and $11.9 million was for other system enhancements and core maintenance activities. The first phase of the Terrace program is substantially complete with $138.0 million of the approximately $140.0 million total capital expenditures incurred through September 30, 1999. The Partnership anticipates total SEP II capital expenditures in 1999 of approximately $30.0 million for remaining right-of-way restoration, clean-up and acquisition costs, in addition to the $450.0 million cost of the SEP II project incurred to December 31, 1998. In addition to Terrace and SEP II, the Partnership anticipates total capital expenditures in 1999 of $21.4 million for pipeline system enhancements and core maintenance activities.

GENERAL

Future Prospects

Deliveries averaged 1.371 million barrels per day for the first nine months of 1999 or approximately 200,000 barrels per day less than the same period in 1998. The decline in deliveries is greater than anticipated by the Partnership at the beginning of 1999. Accordingly, the Partnership anticipates earnings for 1999 will be at the low end of the $80 to $90 million range discussed in the Partnership's 1998 Annual Report on Form 10-K. The Partnership could experience a similar pattern of deliveries in 2000. If this is the case, Partnership earnings in 2000 will likely approximate 1999 levels, which the Partnership anticipates will allow it to maintain its current level of quarterly distributions.

The Partnership's near-term prospects remain sensitive to crude oil production recovery in western Canada, crude oil prices and market pricing dynamics in the Partnership's Midwest U.S. and Ontario markets. The Partnership's long-term outlook remains positive due to the current strong world crude oil prices and projected increases in heavy and synthetic crude oil production, in particular from the oil sands deposits in Alberta. The Partnership is well positioned to benefit from increases in crude oil supply through a combination of existing capacity and planned future expansion. The increased Canadian production is anticipated to be taken up by demand from the Midwest U.S.

Montreal Extension Reversal

Enbridge Pipelines Inc.'s system includes a section that extends from Sarnia, Ontario, to Montreal, Quebec ("Line 9"), which at one time flowed in a west-to-east direction. Enbridge Pipelines Inc. ("Enbridge Pipelines"), the parent company of the General Partner, and a group of refiners developed the Line 9 reversal project which enables crude oil to be imported into eastern Canada through the facilities of Portland Pipe Line Corporation and Montreal Pipe Line Limited. Line 9 was reversed in two stages, allowing shipments from an east-to-west direction from Montreal to the major refining centers in

Ontario. The first stage entered service in the second quarter of 1999 with a capacity of 120,000 barrels per day from Montreal to North Westover, Ontario. Full reversal was completed in early October 1999 at a capacity of 240,000 barrels per day from Montreal to Sarnia. The reversal of Line 9 has resulted in Enbridge Pipelines becoming a competitor of the Partnership's system for supplying crude oil to the Ontario market.

The reversal of Line 9 has resulted in decreased deliveries over the Partnership's system to eastern Canada beginning with the second quarter of this year. The Partnership anticipates that displaced volumes originating in western Canada will be diverted to other markets in the Midwest U.S. The Partnership also anticipates that U.S. domestic and foreign crude oil volumes that enter the Partnership's system in Chicago for delivery to eastern Canada will continue to decline from recent historical levels due to the reversal of Line 9. Deliveries of light crude between Chicago and Eastern Canada decreased approximately 70,000 barrels per day for the third quarter of 1999 as compared to same period last year. It is anticipated that increasing heavy crude oil production from western Canada delivered to the Midwest U.S. will offset reductions in light crude oil deliveries to Ontario. The level of decline in deliveries over the Partnership's system to eastern Canada will be dependent upon global crude oil market dynamics and the level of utilization of Line 9. For additional information on the Line 9 reversal, see the Partnership's 1998 Annual Report on Form 10-K.

Terrace Program

The Terrace program, which is being undertaken by the Partnership in conjunction with Enbridge Pipelines, is a multi-phased expansion program of both the United States and Canadian portions of the pipeline system. Subject to continued industry support, customer requirements and receipt of regulatory approvals, this multi-phased expansion program is expected to be completed over the period 1999 through 2005.

The first phase of the Terrace Expansion Program is expected to be completed in November 1999 and will add 170,000 barrels per day of heavy crude oil capacity from the Canadian border to Superior, Wisconsin. Phase I is expected to cost the Partnership approximately $140.0 million for construction of facilities in the United States, and to cost Enbridge Pipelines approximately Cdn. $600.0 million for construction of facilities in Canada. Through September 30, 1999, the Partnership had spent $138.0 million for construction of Phase I facilities in the United States.

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

Tariff Matters

The Partnership filed a tariff agreement ("Tariff Agreement") with FERC providing for tariff rate surcharges commencing as of January 1, 1999 for SEP II and April 1, 1999 for Terrace. This filing consolidated the Partnership's 1996 Settlement Agreement for SEP II and other significant agreements with customers concerning Terrace and the transportation of heavy crude oil. The FERC approved the Tariff Agreement, which allows the Partnership to earn a return on its SEP II equity investment that varies with utilization of SEP II capacity on Enbridge Pipelines' portion of the system. Under the Tariff Agreement, the return on SEP II equity can range from a minimum of 7.5% to a maximum of 15%. For 1999, the tariff rate surcharge for SEP II is approximately $0.11 per barrel for light crude oil to Chicago, Illinois. This surcharge allows the Partnership to recover the cost of service for SEP II facilities and earn a 7.5% return on SEP II equity investment during 1999.

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

Effective July 1, 1999, in compliance with the indexed rate ceilings allowed by FERC, the Partnership decreased its rates for transportation approximately 1.8%. The decrease in tariff rates is not expected to have a material impact on the Partnership.

The 1996 FERC-approved Settlement Agreement between the Partnership and customer representatives resulted in total rate refunds and related interest of $120.0 million through the effective date of October 1, 1996. The rate refund is being repaid through a 10% reduction in tariff rates. On October 22, 1999, the Partnership filed revised tariffs removing the 10% reduction effective November 22, 1999, as the $120 million is expected to be fully repaid during the fourth quarter of 1999.

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

As of September 30, 1999, all of the Partnership and Enbridge Pipelines' mission critical systems, as well as the high and medium priority systems, had been remediated, tested and deployed according to the standards established by the Partnership and Enbridge Pipelines for the Year 2000 Readiness Program. The Partnership and Enbridge Pipelines are also addressing lower priority systems and equipment, with no significant remediation issues encountered to date. A comprehensive clean management program has been adopted, ensuring all new acquisitions or systems implemented by the Partnership subsequent to the reporting date are Year 2000 compliant.

Business continuity and contingency plans have been established, including the formation of a communications network that will be in place for the year end rollover with key people on site and additional resources on call. Testing of these plans and staff training is currently in progress and will continue to the end of 1999. In addition, the Partnership and Enbridge Pipelines are participating in industry task forces on Year 2000 readiness and have met and continue to monitor the readiness of critical suppliers and customers.

As of September 30, 1999, the Partnership had incurred $1.9 million of operating and $0.3 million of capital costs. As a result of fewer than anticipated remediation issues, the Partnership expects that the actual cost of the project will approximate $3.0 million as compared to the original cost estimate of $6.0 million referenced in the Partnership's 1998 Annual Report on Form 10-K.

--------------------------------------------------------------------------------

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Partnership's market risk is primarily impacted by changes in interest rates. The Partnership's exposure to movements in interest rates is managed through its long-term debt ratio target, its allocation of fixed and floating rate debt, and the use of interest rate risk management agreements. Reference should be made to the Partnership's 1998 Annual Report on Form 10-K.

On July 15, 1999, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to hedge its variable rate indebtedness under the Partnership's Revolving Credit Facility. Under the three-year agreement, the Partnership makes or receives quarterly payments based on the difference between actual variable rates and a fixed rate of 6.231%.

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

--------------------------------------------------------------------------------

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

In late July 1998, the Partnership's directional drilling operations for SEP II construction caused a discharge of non-hazardous bentonite drilling mud in a wetlands area. The State of Illinois is pursuing an action relating to this discharge under Natural Resource Damage Assessment regulations of the Clean Water Act to seek compensation for damage to the wetlands area. A settlement in principle has been reached with the State to resolve the matter at a cost to the Partnership of under $100,000.

In a separate action related to the drilling mud discharge in the wetlands area, the U.S. Environmental Protection Agency ("EPA") filed an administrative complaint against the Partnership on August 20, 1999, proposing a civil penalty of $82,500 for violations of the Clean Water Act resulting from the bentonite discharges into the wetlands. Representatives of the Partnership met with the EPA and negotiated a Consent Order that has been signed by both the EPA and the Partnership and took effect November 5, 1999. Pursuant to the Consent Order, the Partnership will pay a civil penalty in the amount of $13,365 and will perform a Supplemental Environmental Project consisting of the payment of $45,875 to a conservation foundation in Illinois for the purchase of 12 acres of environmentally sensitive property on the Fox River near Chicago to be contributed to the Illinois Department of Natural Resources for management and preservation.

By the end of November, the Partnership will make payment to the state of Illinois of $98,000 and costs of $2,000 for a May 28, 1998, release of crude oil caused by a third party in Orland Park, Illinois. The Partnership, the third party and the Illinois Attorney General negotiated a Consent Order which was entered on November 5, 1999, together with the Complaint alleging the violations. The Partnership has filed suit against the third party to recoup the penalty and all other costs incurred by the Partnership in connection with the May 28 release.

The Partnership received a draft complaint on September 21, 1999, from the Department of Justice of the State of Wisconsin alleging violations of state pollution control regulations during construction on SEP II during the summer of 1998. The first three claims asserted in the draft complaint allege that the Partnership failed to monitor discharges of water from SEP II construction trenches on certain occasions in the summer of 1998 and exceeded the effluent limitations set forth in a permit. The fourth claim noted in the draft complaint alleges that the Partnership had failed to immediately report a release of NGL from its Superior, Wisconsin, terminal in mid-January 1999. Although it appears likely that a penalty will be assessed against the Partnership, it is not anticipated that the penalty will have a material impact on the financial condition of the Partnership.

--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

a)   Exhibits

     27.1 Financial Data Schedule as of and for the nine months ended September 30, 1999.

b)   Reports on Form 8-K

     A report on Form 8-K was filed July 20, 1999, submitting a press release dated July 15, 1999, declaring a cash distribution and reporting the second quarter financial results.

     A report on Form 8-K was filed July 21, 1999, submitting the consent of PricewaterhouseCoopers LLP, the Registrant's independent accountants, to incorporate by reference in the Registration Statement on Form S-3 (No. 333-59597) (the "Registration Statement") its report dated January 8, 1999, appearing on page F-2 of Lakehead Pipe Line Company, Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Lakehead Report"). A report on Form 8-K/A was filed on July 23, 1999, in order to revise and supersede the consent previously filed in the Original Form 8-K. The new consent related to the incorporation by reference in the Registration Statement of the accountants' report dated January 8, 1999, relating to the balance sheet of Lakehead Pipe Line Company, Inc., which appears in the Current Report on Form 8-K of Lakehead Pipe Line Partners, L.P., dated April 15, 1999, as well as the Lakehead Report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERS
                                             (Registrant)

                               By:   Lakehead Pipe Line Company, Inc.
                                     as General Partner








                                             /s/ J.L. Balko
                               --------------------------------------------
                                               J. L. Balko
                                             Chief Accountant
                                         (Principal Financial and
                                            Accounting Officer)



                                         Dated: November 12, 1999