Form 10-Q
period 2000-03-31
LAKEHEAD PIPELINE CO LP
filed 2000-05-10
CIK 1066629

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-59597

Lakehead Pipe Line Company, Limited Partnership
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-1715851 (I.R.S. Employer Identification No.)

Lake Superior Place
21 West Superior Street
Duluth, MN 55802-2067
(Address of principal executive offices and zip code)

(218) 725-0100
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. When used in this document, the words anticipate, believe, expect, estimate, forecast, project, and similar expressions identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

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

If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements. For additional discussion of such risks, uncertainties and assumptions, see the Partnership's 1999 Annual Report on Form 10-K.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three months ended March 31,
	2000	1999
	(unaudited; dollars in millions)
Operating Revenue	$78.8	$74.0

Expenses
Power	12.5	13.5
Operating and administrative	17.7	13.8
Depreciation	15.3	13.5

	45.5	40.8

Operating Income	33.3	33.2
Interest and Other Income	1.6	1.5
Interest Expense	(14.6)	(12.7)

Net Income	$20.3	$22.0

See accompanying notes to the financial statements.

LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2000	1999
	(unaudited; dollars in millions)
Cash Provided from Operating Activities
Net income	$20.3	$22.0
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	15.3	13.5
Interest on accrued rate refunds (Note 3)	—	0.3
Other	(0.3)	0.4
Changes in operating assets and liabilities:
Accounts receivable and other	2.2	(2.7)
Materials and supplies	(0.3)	(0.1)
General Partner and affiliates	(0.4)	(5.3)
Accounts payable and other	(0.5)	(4.0)
Interest payable	10.3	10.5
Property and other taxes	2.9	2.1
Payment of rate refunds and related interest (Note 3)	—	(7.3)

	49.5	29.4

Investing Activities
Additions to property, plant and equipment	(0.2)	(17.3)
Repayment from affiliate	0.9	—
Changes in construction payables	(0.2)	(34.8)

	0.5	(52.1)

Financing Activities
Variable rate financing, net	(10.0)	20.0
Loan from General Partner	—	25.0
Distributions to partners	(27.9)	(24.8)

	(37.9)	20.2

Increase (Decrease) in Cash and Cash Equivalents *	12.1	(2.5)
Cash and Cash Equivalents at Beginning of Period	40.0	47.0

Cash and Cash Equivalents at End of Period	$52.1	$44.5

*
Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased.

See accompanying notes to the financial statements.

LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP
STATEMENT OF FINANCIAL POSITION

	March 31, 2000	December 31, 1999
	(unaudited, except for December 31, 1999; dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$52.1	$40.0
Advances to affiliate	6.6	7.5
Accounts receivable and other	29.3	31.5
Materials and supplies	7.7	7.4

	95.7	86.4

Deferred Charges and Other	6.1	5.8

Property, Plant and Equipment
At cost	1,568.6	1,568.4
Accumulated depreciation	(262.4)	(247.1)

	1,306.2	1,321.3

	$1,408.0	$1,413.5

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Due to General Partner and affiliates	$1.3	$1.7
Accounts payable and other	17.5	18.2
Interest payable	16.6	6.3
Property and other taxes	16.2	13.3

	51.6	39.5
Long-Term Debt	774.5	784.5
Contingencies (Note 4)

	826.1	824.0

Partners' Capital
Limited Partner	578.4	585.9
General Partner	3.5	3.6

	581.9	589.5

	$1,408.0	$1,413.5

See accompanying notes to the financial statements.

LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL

	Limited Partner	General Partner	Total
	(unaudited, except for December 31, 1999; dollars in millions)
Partners' Capital at December 31, 1999	$585.9	$3.6	$589.5
Net Income Allocation	20.1	0.2	20.3
Distributions to Partners	(27.6)	(0.3)	(27.9)

Partners' Capital at March 31, 2000	$578.4	$3.5	$581.9

See accompanying notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments which management considers necessary to present fairly the financial position as at March 31, 2000 and December 31, 1999; the results of operations for the three month periods ended March 31, 2000 and 1999; and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes thereto presented in the Partnership's 1999 Annual Report on Form 10-K.

2. Comparative Amounts

    Certain comparative amounts are reclassified to conform with the current quarter's financial statement presentation.

3. Accrued Rate Refunds and Related Interest

    In October 1996, the Federal Energy Regulatory Commission ("FERC") approved a settlement agreement between the Partnership and customer representatives on all then outstanding contested tariff rates. The agreement resulted in an approximate tariff rate reduction of 6% and total rate refunds and related interest of $120.0 million through the effective date of October 1, 1996. Refunds required under the agreement began in 1996 with $41.8 million repaid during the fourth quarter of 1996, with the balance repaid through a 10% reduction in tariff rates. Interest was accrued on the unpaid balance based on the 90-day Treasury Bill rate. Effective November 22, 1999, the 10% reduction in tariff rates was removed and during December 1999, the $120.0 million and related interest was fully repaid.

4. Environmental Contingencies

    The Partnership is subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to liquid pipeline operations and the Partnership could, at times, be subject to environmental cleanup and enforcement actions. The General Partner manages this environmental risk through appropriate environmental policies and practices to minimize the impact to the Partnership. To the extent the Partnership is unable to recover environmental costs in its rates (if not recovered through insurance), the General Partner has agreed to indemnify the Partnership from and against any costs relating to environmental liabilities associated with the pipeline system prior to its transfer to the Partnership in 1991. This excludes any liabilities resulting from a change in laws after such transfer. The Partnership continues to voluntarily investigate past leak sites for the purpose of assessing whether any remediation is required in light of current regulations, and to date no material environmental risks have been identified.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Net income for first quarter 2000 was $20.3 million compared with 1999 first quarter net income of $22.0 million, a decrease of $1.7 million. The decrease in net income was a result of higher operating and administrative, depreciation and interest costs, offset partially by increased operating revenue and lower power costs.

    Operating revenue for first quarter 2000 was $78.8 million, $4.8 million higher than first quarter 1999. A slight decline in deliveries was more than offset by increased tariffs, including the new tariff for the Terrace Expansion Program ("Terrace") which became effective April 1, 1999. The System Expansion Program II ("SEP II") tariff also contributed an additional $3.5 million as it applied for the full quarter this year compared to only two months last year. Deliveries averaged 1,362,000 barrels per day ("bpd") for the first quarter 2000, down 2% from the 1,394,000 bpd averaged for the first quarter last year. Average daily volumes were equal with the fourth quarter 1999 and 19,000 bpd over the third quarter 1999. The Partnership believes that the month to month increases in deliveries since September 1999 are indicative of a gradual return to early 1999 levels in crude oil supply from western Canada, after lagging behind the recovery in oil prices during the latter part of 1999. System utilization, measured in barrel miles, was 85 billion for the first quarter 2000, as compared to 89 billion for last year's first quarter, reflecting the decrease in deliveries by the Partnership.

    Total operating expenses for first quarter 2000 increased $4.7 million, or 11.5%, from the corresponding period of 1999. The increase resulted from higher operating and administrative and depreciation costs offset partially by lower power costs. Operating and administrative expenses increased primarily due to an increase in oil measurement losses resulting from higher oil prices and an oil measurement gain that was recognized in the same period during 1999. The property additions attributable to SEP II and Terrace resulted in increased property taxes and depreciation expense in first quarter 2000. These increases were partially offset by lower power costs associated with reduced deliveries.

    Interest expense was $14.6 million for first quarter 2000, compared to $12.7 million for the same period last year. The increase in 2000 reflects interest capitalized of $2.4 million during first quarter 1999 while the Terrace project was under construction, compared to $0.04 million in the first quarter 2000.

Liquidity and Capital Resources

    The Partnership anticipates that it will continue to have adequate liquidity to fund future recurring operating, investing and financing activities. The Partnership intends to fund ongoing capital expenditures with borrowings, cash generated from operating activities, existing cash and cash equivalents and the proceeds from future partner capital contributions and debt offerings. Cash distributions are expected to be funded with internally generated cash. The Partnership's ability to make future debt offerings and receive partner capital contributions will depend on prevailing market conditions, interest rates and the financial condition of the Partnership.

    At March 31, 2000, cash and cash equivalents totaled $52.1 million, as compared to $40.0 million at December 31, 1999. Of this $52.1 million, $27.9 million will be used for the cash distribution payable May 15, 2000, with the remaining $24.2 million available for capital expenditures or other business needs.

    Cash flow from operating activities for first quarter 2000 was $49.5 million, as compared with $29.4 million for the same period last year. A portion of this increase, $7.3 million, is attributable to the elimination of the rate refunds related to the 1996 settlement agreement. The rate refund obligation was fully repaid during 1999 and the 10% tariff credit was cancelled effective November 22, 1999. Cash flow from operating activities was also impacted positively from changes in working capital.

    The Partnership anticipates spending approximately $12.0 million for pipeline system enhancements and $10.0 million for core maintenance activities in 2000. Excluding major expansion projects, ongoing capital expenditures are expected to average approximately $20.0 million on an annual basis (approximately 50% for core maintenance and 50% for enhancement of the pipeline system). Core maintenance activities, such as the replacement of equipment and preventive maintenance programs, will be undertaken to enable the Partnership's pipeline system to continue to operate at its maximum operating capacity. Enhancements to the pipeline system, such as renewal and replacement of pipe, are expected to extend the life of the Lakehead System and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

General

Future Prospects

    Income and cash flows of the Partnership are sensitive to oil industry supply and demand in Canada and the United States and the regulatory environment. As the Partnership's pipeline system is operationally integrated with the Enbridge Pipelines System in western Canada, the Partnership's revenues are dependent upon the utilization of the Enbridge Pipelines System by producers of western Canadian crude oil. The Partnership believes the long-term demand for its pipeline system will continue.

    The outlook is believed to be positive for the Partnership. Although crude oil prices were strong for the majority of 1999, exploration and production activity lagged, as producers of western Canadian crude oil were cautious to invest in real production. Over the past few months, sustained high oil prices have caused a resurgence of investment back into the industry. Drilling rig utilization in the first quarter 2000 increased to the third highest level in 10 years. Although there has been a bias toward natural gas drilling, crude oil exploration is now on the rise and this trend is expected to continue through 2000. This resurgence has been bolstered by the Organization of Petroleum Exporting Countries ("OPEC") meeting in March. Production targets were revised upward to satisfy increased world demand and replenish shrinking inventories while still maintaining an attractive benchmark oil price. This strategy has been successful, as oil prices have settled into the target range of $22 - $28 per barrel. At current crude oil prices, the Partnership believes that it is economic for western Canadian producers to invest in crude oil drilling. Due to the time lag between drilling and production, it is anticipated that recovery of Partnership deliveries will be ongoing through 2000, thus limiting projected 2000 earnings to approximately 1999 levels.

    In the long-term, the Partnership is well positioned to benefit from increases in crude oil supply through a combination of existing capacity and planned future expansion. Canada has substantial reserves of non-conventional hydrocarbon resources consisting predominantly of oil sands deposits in the province of Alberta. Firms involved in the production of heavy and synthetic crude oil from the oil sands region of western Canada have announced expansion programs in excess of Cdn $26 billion. If these projects are completed, they are projected to provide substantial increases in the production of heavy and synthetic crude oil in western Canada in the next several years, which will support the long-term utilization of the Lakehead System.

Montreal Extension Reversal

    The Enbridge Pipelines System includes a section which extends from Sarnia, Ontario to Montreal, Quebec (the "Montreal Extension" or "Line 9"), which historically flowed in a west-to-east direction. Enbridge Pipelines Inc. and a group of refiners developed the Line 9 reversal project which enables crude oil to be imported into Quebec through facilities of Portland Pipe Line Corporation and Montreal Pipe Line Limited.

    The reversal of Line 9 has resulted in decreased deliveries from the Lakehead System to Ontario beginning in the second quarter of 1999. Displaced volumes originating in western Canada are being diverted to other markets in the U.S. Midwest. During first quarter 2000, deliveries to Clearbrook, Minnesota and Chicago, Illinois increased compared to the same period last year, partially offsetting reductions in light crude deliveries to Ontario. Deliveries of U.S. domestic and foreign crude oil volumes between Chicago and Ontario decreased 82,000 barrels per day for first quarter 2000 as compared to the same period in 1999 due to the reversal of Line 9. The level of decline in deliveries from the Lakehead System to Ontario will be dependent upon global crude oil market dynamics and the level of utilization of Line 9. For additional discussion on the impact of the Montreal Extension Reversal, see the Partnership's 1999 Annual Report on Form 10-K.

Tariff Matters

    On March 13, 2000, the Partnership filed a new tariff with FERC which took effect April 1, 2000. This new tariff reflects the annual adjustment to the SEP II surcharge, including a true-up of the 1999 actual SEP II cost of service, along with an estimate for 2000. The tariff allows the Partnership to recover the cost of service for SEP II facilities and earn a return on its SEP II equity investment, which varies with the utilization of SEP II capacity on the Enbridge Pipeline System in western Canada. During 2000, the Partnership will earn a 7.5% return on its SEP II equity investment, the minimum provided in the SEP II Tariff Agreement.

Accounting Change

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. The Partnership plans to adopt this Statement in 2001, as required. The Partnership has not determined the potential impact of implementing this Statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Partnership's financial instrument market risk is primarily impacted by changes in interest rates. The Partnership's exposure to movements in interest rates is managed through its long-term debt ratio target, its allocation of fixed and floating rate debt, and the use of interest rate risk management agreements. Information about the Partnership's financial instruments that are sensitive to changes in interest rates has not changed from that presented in the Partnership's 1999 Annual Report on Form 10-K.

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

    The Partnership does not currently hold or issue derivative instruments for trading or any other speculative purpose.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

    On three occasions in the summer and fall of 1998, the Partnership's directional drilling operations for SEP II construction caused a discharge of non-hazardous bentonite drilling mud in a wetlands area. At the end of 1999, the Partnership and the State of Illinois entered into an agreement wherein the State agreed to release the Partnership from liability resulting from the discharges in exchange for a contribution of property and funding. Consequently, during the first quarter of 2000 the Partnership transferred to the Illinois Department of Natural Resources ("DNR") seven acres of the affected wetlands, $10,000 for the State's use for educational or conservation purposes, and $14,000 for the DNR to carry out invasive species removal in the wetlands.

    The Partnership received a draft complaint on September 21, 1999, from the Department of Justice for the State of Wisconsin alleging violations of state pollution control regulations. The first violation alleges that during construction on SEP II in the summer of 1998 the Partnership failed to comply with the terms of a discharge permit by failing to monitor all discharges of water from SEP II construction trenches and, on certain occasions, by exceeding the effluent limitations. The second and unrelated violation alleged in the draft complaint states that the Partnership failed to immediately report a release of NGL from its Superior terminal in mid-January 1999. The Partnership is currently in negotiations with the Attorney General's office regarding the allegations and the amount of the penalty. It is anticipated that the resolution of this matter and the penalty to be paid will not have a material impact on the financial condition of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits
	27.1	Financial Data Schedule as of and for the three months ended March 31, 2000.
b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP (Registrant)
	By:	Lakehead Pipe Line Company, Inc. as General Partner
/s/ J.L. BALKO J.L. Balko Chief Accountant (Principal Financial and Accounting Officer)
Dated: May 10, 2000

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP STATEMENT OF INCOME
LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP STATEMENT OF CASH FLOWS
LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP STATEMENT OF FINANCIAL POSITION
LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP STATEMENT OF PARTNERS' CAPITAL
NOTES TO THE FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Results of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE