Form 10-Q
period 2000-06-30
LAKEHEAD PIPELINE CO LP
filed 2000-08-11
CIK 1066629

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP

STATEMENT OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
	(unaudited; dollars in millions)
Operating Revenue	$78.3	$80.4	$157.1	$154.4

Expenses
Power	12.3	13.6	24.8	27.1
Operating and administrative	19.6	16.8	37.3	30.6
Depreciation	15.2	14.6	30.5	28.1

	47.1	45.0	92.6	85.8

Operating Income	31.2	35.4	64.5	68.6
Interest and Other Income	0.7	0.7	2.3	2.2
Interest Expense	(15.2)	(13.4)	(29.8)	(26.1)

Net Income	$16.7	$22.7	$37.0	$44.7

See accompanying notes to the financial statements.

LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

	Six months ended June 30,
	2000	1999
	(unaudited; dollars in millions)
Cash Provided from Operating Activities
Net income	$37.0	$44.7
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	30.5	28.1
Interest on accrued rate refunds (Note 3)	—	0.5
Other	(1.8)	(0.6)
Changes in operating assets and liabilities:
Accounts receivable and other	(2.0)	(0.7)
Materials and supplies	(0.3)	(0.5)
General Partner and affiliates	(1.9)	(4.2)
Accounts payable and other	(1.7)	(4.8)
Interest payable	0.4	(0.1)
Property and other taxes	(3.1)	(2.5)
Payment of rate refunds and related interest (Note 3)	—	(15.2)

	57.1	44.7

Investing Activities
Repayments from affiliate	0.9	3.9
Additions to property, plant and equipment	(4.1)	(42.8)
Changes in construction payables	(1.1)	(26.0)

	(4.3)	(64.9)

Financing Activities
Variable rate financing, net	—	(55.0)
Partners' capital contributions, net	—	120.9
Distributions to partners	(55.7)	(52.6)

	(55.7)	13.3

Decrease in Cash and Cash Equivalents*	(2.9)	(6.9)
Cash and Cash Equivalents at Beginning of Period	40.0	47.0

Cash and Cash Equivalents at End of Period	$37.1	$40.1

*
Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased.

See accompanying notes to the financial statements.

LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP

STATEMENT OF FINANCIAL POSITION

	June 30, 2000	December 31, 1999
	(unaudited, except for December 31, 1999; dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$37.1	$40.0
Due from General Partner and Affiliates	0.2	—
Advances to affiliate	6.6	7.5
Accounts receivable and other	33.5	31.5
Materials and supplies	7.7	7.4

	85.1	86.4

Deferred Charges and Other	7.6	5.8

Property, Plant and Equipment
At cost	1,572.1	1,568.4
Accumulated depreciation	(277.2)	(247.1)

	1,294.9	1,321.3

	$1,387.6	$1,413.5

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Due to General Partner and affiliates	$—	$1.7
Accounts payable and other	15.4	18.2
Interest payable	6.7	6.3
Property and other taxes	10.2	13.3

	32.3	39.5
Long-Term Debt	784.5	784.5
Contingencies (Note 4)	—	—

	816.8	824.0

Partners' Capital
Limited Partner	567.3	585.9
General Partner	3.5	3.6

	570.8	589.5

	$1,387.6	$1,413.5

See accompanying notes to the financial statements.

LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL

	Limited Partner	General Partner	Total
	(unaudited, except for December 31, 1999; dollars in millions)
Partners' Capital at December 31, 1999	$585.9	$3.6	$589.5
Net Income Allocation	36.6	0.4	37.0
Distributions to Partners	(55.2)	(0.5)	(55.7)

Partners' Capital at June 30, 2000	$567.3	$3.5	$570.8

See accompanying notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments which management considers necessary to present fairly the financial position as at June 30, 2000 and December 31, 1999; the results of operations for the three and six month periods ended June 30, 2000 and 1999; and cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes thereto presented in the Partnership's 1999 Annual Report on Form 10-K.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

    Net income for the six months ended June 30, 2000, was $37.0 million, compared to $44.7 million for the same period in 1999. The decline in net income for the first half reflects higher operating and administrative expenses, depreciation and interest expense, which were partially offset by higher operating revenue and lower power costs.

    Operating revenue for the first six months of 2000 increased $2.7 million, to $157.1 million, over the corresponding period in 1999 as declines in deliveries were more than offset by increased tariffs related to the System Expansion Project II ("SEP II") and the Terrace Expansion Project ("Terrace"). Deliveries averaged 1.361 million barrels per day for the first six months of 2000, compared to 1.386 million barrels per day for the same period of 1999. The reduction stems primarily from the lag in recovery of crude oil production in western Canada, which impacts volumes available for transport on the Lakehead System. Crude oil production in western Canada was impacted by the low world crude oil prices in 1998 and early 1999, which caused drilling and production activity in western Canada to drop to its lowest level since 1993. See "General—Future Prospects".

    Total operating expenses for the first six months of 2000 increased $6.8 million from the corresponding period last year. The increase resulted from higher operating and administrative and depreciation costs, offset by lower power costs. Operating and administrative costs increased $6.7 million primarily due to increases in property taxes associated with the recent expansion projects and oil measurement losses. Depreciation expense increased $2.4 million primarily as a result of Terrace, which was put into service in April 1999. Power costs decreased $2.3 million due to lower deliveries.

    Interest expense for the first six months of 2000 was $3.7 million higher than the same period of 1999 due to lower capitalized interest associated with the recent expansion projects.

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

    Net income for the three months ended June 30, 2000, was $16.7 million, compared to $22.7 million for the same period last year. The decline in quarterly results reflects lower operating revenue and higher operating and interest expenses.

    Operating revenue for the second quarter of 2000 was $78.3 million, a decrease of $2.1 million over the corresponding period in 1999, due to declines in deliveries and a reduction in tariff rates from the annual index adjustment in July 1999. Deliveries averaged 1.358 million barrels per day for the second quarter of 2000, compared to 1.376 million barrels per day for the same period of 1999. As previously noted, the reduction stems primarily from the lag in recovery of crude oil production in western Canada.

    Total operating expenses for the three months ended June 30, 2000, increased by $2.1 million from the corresponding period in 1999. Decreased power costs of $1.3 million were offset by higher operating and administrative expenses of $2.8 million, and higher depreciation costs of $0.6 million. Power costs declined due to lower deliveries. Operating and administrative costs increased due to higher property taxes associated with the recent expansions and oil measurement losses. Depreciation expense increased due to placing Terrace in service April 1, 1999.

    As previously noted, interest expense for the second quarter of 2000 was $1.8 million higher than the same period of 1999 due to lower capitalized interest once major project construction was completed last year.

    The results of operations for the three month and six month periods ended June 30, 2000 should not be taken as indicative of the results of operations expected for the full year.

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

    At June 30, 2000, cash and cash equivalents totaled $37.1 million, as compared to $40.0 million at December 31, 1999. Of this $37.1 million, $27.9 million will be used for the cash distribution payable August 14, 2000, with the remaining $9.2 million available for capital expenditures or other business needs.

    Cash flow from operating activities for first six months of 2000 was $57.1 million, as compared with $44.7 million for the same period last year. The majority of this increase, $15.2 million, is attributable to the elimination of the rate refunds related to the 1996 settlement agreement. The rate refund obligation was fully repaid during 1999 and the 10% tariff credit was cancelled effective November 22, 1999.

    The Partnership anticipates spending approximately $13.0 million for pipeline system enhancements and $12.0 million for core maintenance activities in 2000. Excluding major expansion projects, ongoing capital expenditures are expected to average approximately $20.0 million on an annual basis (approximately 50% for core maintenance and 50% for enhancement of the pipeline system). Core maintenance activities, such as the replacement of equipment and preventive maintenance programs, will be undertaken to enable the Partnership's pipeline system to continue to operate at its maximum operating capacity. Enhancements to the pipeline system, such as renewal and replacement of pipe, are expected to extend the life of the Lakehead System and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

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

    The outlook for future growth is believed to be positive for the Partnership. Although crude oil prices have been strong for the past year, exploration and production activity lagged, as producers of western Canadian crude oil were cautious to invest in new production. Total crude oil production in the western Canadian region declined in excess of 200,000 barrels per day due to the curtailment of exploration and production activity. During the last few months, production has increased modestly and the outlook is for continuing growth. As a leading indicator for crude oil production, oil well completions have more than tripled from last year, as approximately 2,500 wells were completed in the first six months of 2000 compared with 700 wells during the same period last year. Although there has been a bias toward natural gas drilling, crude oil exploration is now on the rise and this trend is expected to continue through 2000. This resurgence is also supported by external forecasts for oil prices over the next several years. Forecasts for the West Texas Intermediate crude oil benchmark are in the low-to-mid-twenty dollar per barrel range.

The Partnership believes that these prices are sufficient to sustain continued growth in crude oil production from the Western Canadian Sedimentary Basin, particularly from the Alberta Oil Sands. Due to the lag in recovery of crude oil production in western Canada, it is anticipated that third quarter average daily deliveries on the Lakehead System will approximate the first six months of 2000, followed by an increase in the fourth quarter. On an annual basis, this is expected to limit 2000 net income to approximately $70 million.

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

Enbridge Line 9

    The Enbridge Pipelines System includes a section referred to as "Line 9" (previously known as the "Montreal Extension") which was reversed in 1999 to flow from Montreal, Quebec to Sarnia, Ontario. The pipeline delivers off-shore crude oil imported into Quebec through facilities of Portland Pipe Line Corporation and Montreal Pipe Line Limited to refineries in Ontario. Line 9 has an annual capacity of approximately 240,000 barrels per day and for the first six months of 2000, operated at approximately 195,000 barrels per day. The ongoing utilization level of the line will be dependent upon global crude oil market dynamics.

    The reversal of Line 9 resulted in decreased deliveries of light crude oil from the Lakehead System to Ontario beginning in the second quarter of 1999. Displaced volumes originating in western Canada are being diverted to other markets in the U.S. Midwest. During the first six months of 2000, deliveries to Clearbrook, Minnesota and Chicago, Illinois increased compared to the same period last year, partially offsetting reductions in light crude deliveries to Ontario. Deliveries of U.S. domestic and foreign crude oil volumes between Chicago and Ontario decreased 76,000 barrels per day for first half of 2000 as compared to the same period in 1999 due to the reversal of Line 9. The level of decline in deliveries from the Lakehead System to Ontario will be dependent upon global crude oil market dynamics and the level of utilization of Line 9. For additional discussion on the impact of the Montreal Extension Reversal, see the Partnership's 1999 Annual Report on Form 10-K.

Tariff Matters

    On March 13, 2000, the Partnership filed a new tariff with the FERC, which took effect April 1, 2000. This new tariff reflects the annual adjustment to the SEP II surcharge, including a true-up of the 1999 actual SEP II cost of service, along with an estimate for 2000. The tariff allows the Partnership to recover the cost of service for SEP II facilities and earn a return on its SEP II equity investment, which varies with the utilization of SEP II capacity on the Enbridge Pipeline System in western Canada. During 2000, the Partnership will earn a 7.5% return on its SEP II equity investment, the minimum provided in the SEP II Tariff Agreement.

    Effective July 1, 2000, in compliance with the indexed rate ceilings allowed by FERC, the Partnership increased its rates for transportation approximately 0.8%. The increase in tariff rates is not expected to have a material impact on the Partnership.

Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. The Partnership plans to adopt this Statement in 2001, as required. The Partnership has not determined the potential impact of implementing this Statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The Partnership entered into a Stipulation and Order for Judgment with the State of Wisconsin on June 7, 2000, with regard to alleged violations of state pollution control regulations. The Stipulation and Order requires the Partnership to pay forfeitures, assessments and expenses in the amount of $195,000 in exchange for a release from any further liability arising from the claims alleged in a Complaint simultaneously filed by the State with the Stipulation and Order. The first three claims described in the Complaint relate to trench de-watering during construction of a new line to Chicago, Illinois in the summer of 1998. The State alleged that the Partnership failed to comply with the terms of a discharge permit by failing to monitor all discharges of water from construction trenches and, on certain occasions, by exceeding the effluent limitations. The fourth and unrelated claim described in the Complaint alleges that the Partnership failed to immediately report a release of natural gas liquids from its Superior terminal in mid-January 1999.

    For information regarding other legal proceedings arising in 2000 or with regard to which material developments were reported during 2000, see Part II. Item 1., "Legal Proceedings," in the Form 10-Q filed for the quarter ending March 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

  27.1
  Financial Data Schedule as of and for the six months ended June 30, 2000.

  b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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
Dated: August 11, 2000

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE