Form 10-K405/A
period 1999-12-31
LAKEHEAD PIPELINE CO LP
filed 2000-11-16
CIK 1066629

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

/x/	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
or
/ /	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 333-59597

LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	39-1715851
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Lake Superior Place
21 West Superior Street
Duluth, Minnesota 55802-2067
(Address of Principal Executive Offices and Zip Code)

Registrant's Telephone Number, Including Area Code: (218) 725-0100

Securities registered pursuant to section 12(b) of the Act: none

Securities registered pursuant to section 12(g) of the Act: none

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Documents Incorporated by Reference: None

    The following Amendment No. 1 is being filed solely to add the consent of PricewaterhouseCoopers LLP as Exhibit 23.1 to this report.

Amendment No. 1

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(c)
The following Exhibits (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated herein by reference as part of this Report.

Exhibit Number	Description
23.1	Consent of Independent Accountants

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKEHEAD PIPE LINE COMPANY, LIMITED PARTNERSHIP (Registrant)
	By:	Lakehead Pipe Line Company, Inc., as General Partner
Date: November 15, 2000	By:	/s/ J.R. BIRD (President)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 15, 2000 by the following persons on behalf of the registrant and in the capacities indicated with Lakehead Pipe Line Company, Inc., General Partner.

/s/ J.R. BIRD J.R. Bird President and Director (Principal Executive Officer)	/s/ E.C. HAMBROOK E.C. Hambrook Chairman and Director
/s/ L.H. DEBRIYN L.H. DeBriyn Vice President and Director	/s/ J.L. BALKO J.L. Balko Chief Accountant (Principal Financial and Accounting Officer)
/s/ J.K. WHELEN J.K. Whelen Treasurer	/s/ S. M. CURWIN S. M. Curwin Corporate Secretary
/s/ S. J. WUORI S. J. Wuori Director	/s/ F.W. FITZPATRICK F.W. Fitzpatrick Director
/s/ P.D. DANIEL P.D. Daniel Director	/s/ C.A. RUSSELL C.A. Russell Director
/s/ D.P. TRUSWELL D.P. Truswell Director

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Independent Accountants

QuickLinks

Amendment No. 1
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES