Form 10-K405/A
period 2000-12-31
ENBRIDGE ENERGY LIMITED PARTNERSHIP
filed 2001-10-09
CIK 1066629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                        Commission File Number: 333-59597

                      ENBRIDGE ENERGY, LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)
           (Formerly Lakehead Pipe Line Company, Limited Partnership)


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

                                 ---------------

        Securities registered pursuant to Section 12(b) of the Act: NONE


        Securities registered pursuant to Section 12(g) of the Act: NONE

                                 ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                                 ---------------

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
ITEMS 1 &  2.   Business and Properties...................................................................            3
ITEM  10.       Directors and Executive Officers of the Registrant........................................           12
ITEM  13.       Certain Relationships and Related Transactions............................................           15
ITEM 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................           16

                                PRELIMINARY NOTE:

    In the Section captioned "Lakehead System Growth" in Item 7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (file no. 333-59597) (the "10-K"), the Registrant referred to external forecasts for West Texas Intermediate crude oil benchmark prices over the next several years. Those external forecasts are contained in the U.S. Department of Energy - Energy Information Administration's "Annual Energy Outlook 2001" published December 22, 2000 (http://www.eia.doe.gov/oiaf/aeo/).

    In the Section captioned "Growth Beyond the Lakehead System" in Item 7 of the 10-K, the Registrant referred to external forecasts of crude oil production in the Gulf of Mexico. Those forecasts were prepared for the Registrant by Energy Analysts International, Inc., Westminister, Colorado.

    Please see "General-Future Prospects" in Item 2 of the Registrant's Quarterly Report on Form 10-Q (file no. 333-59597) for the quarterly period ended June 30, 2001, for a more recent discussion of the Registrant's future prospects.

    The information contained in Items 1 & 2 is current as of March 24, 2000, the date upon which Registrant's Form 10-K for the fiscal year ended December 31, 2000 was filed. Please see the Registrant's subsequent reports on Form 10-Q and current reports on Form 8-K for additional information on the Registrant.

                                     PART I


ITEMS 1 & 2. BUSINESS AND PROPERTIES

OVERVIEW

    Enbridge Energy, Limited Partnership ("Registrant", "Operating Partnership" or "Partnership") is a 98.9899% owned operating subsidiary partnership of Enbridge Energy Partners, L.P. (Enbridge Energy Partnership), a publicly traded Delaware limited partnership. The Registrant is also a Delaware limited partnership. Unless the context otherwise requires, references in this Form 10-K to the Partnership include the Registrant and the Enbridge Energy Partnership.

    The Partnership was formed in 1991 to acquire, own and operate the regulated crude oil and natural gas liquids pipeline business of Enbridge Energy Company, Inc. ("General Partner"), a wholly-owned subsidiary of Enbridge Pipelines Inc. ("Enbridge Pipelines"). Enbridge Pipelines is a Canadian company owned by Enbridge Inc. ("Enbridge") of Calgary, Alberta, Canada. The General Partner owns a 1.0101% general partner interest in the Registrant. The remaining 98.9899% limited partner interest in the Partnership is owned by the Enbridge Energy Partnership.

    The Partnership and Enbridge Pipelines transport crude oil and other liquid hydrocarbons for others through the world's longest liquid petroleum pipeline system ("System"). The System is the primary transporter of crude oil from western Canada to the United States and is the only pipeline that transports crude oil from western Canada to the province of Ontario, Canada. The System serves all the major refining centers in the Great Lakes region of the United States, as well as Ontario and the Patoka/Wood River pipeline hub and refining center in southern Illinois. Enbridge Pipelines owns the Canadian portion of the System ("Enbridge Pipelines System") and the Partnership owns the U.S. portion of the System ("Enbridge Energy System").

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

    Shipments tendered to the System primarily originate in oil fields in the western Canadian provinces of Alberta, Saskatchewan, Manitoba and British Columbia and in the Northwest Territories of Canada and reach the System through facilities owned and operated by third parties or affiliates of Enbridge Pipelines. Deliveries from the System are currently made in the prairie provinces of Canada and through the Enbridge Energy System, to the Great Lakes and Midwest regions of the United States and to the Province of Ontario. These deliveries are made principally to refineries either directly or through connecting pipelines of other companies.

    All scheduling of shipments (including routes and storage) is handled by Enbridge Pipelines in coordination with the Partnership. The Enbridge Energy System includes 15 connections to pipelines and refineries at various locations in the United States, including the refining areas in and around Chicago, Illinois, Minneapolis-St. Paul, Minnesota, Detroit, Michigan, Toledo, Ohio, Buffalo and Patoka/Wood River. The Enbridge Energy System has three main terminals at Clearbrook, Minnesota, Superior, Wisconsin and Griffith, Indiana. The terminals are used to gather crude oil prior to injection into the Enbridge Energy System and to provide tankage in order to allow for more flexible scheduling of oil movements.

PROPERTIES

    The Enbridge Energy System consists of approximately 3,300 miles of pipe with diameters ranging from 12 inches to 48 inches, 63 main line pump station locations with a total of approximately 667,000 installed horsepower and 58 crude oil storage tanks with an aggregate working capacity of approximately 10 million barrels. The volume of liquid hydrocarbons in the Enbridge Energy System required at all times for operation is approximately 14 million barrels, all of which is owned by the shippers on the Enbridge Energy System. The Enbridge Energy System regularly transports up to 45 different types of liquid hydrocarbons including light, medium and heavy crude oil (including bitumen), condensate, synthetic crudes and natural gas liquids ("NGL").

    The Enbridge Energy System is comprised of a number of separate segments as follows:

    o Canadian border to Clearbrook segment including portions of four pipelines consisting of 18-, 20-, 26-, and 34-inch diameter pipe, respectively, and a fifth line consisting of 36- and 48-inch diameter pipe with a total annual capacity of 1,727,000 barrels per day;

    o Clearbrook to Superior segment including portions of three pipelines consisting of 18-, 26-, and 34-inch diameter pipe, respectively, with a total annual capacity of 1,464,000 barrels per day. This segment includes approximately 80 miles of 48-inch pipeline looping that increases the capacity of this segment;

    o Superior to Marysville segment consisting of 30-inch diameter pipe with an annual capacity of 509,000 barrels per day;

    o Superior to Chicago area segment including two pipelines of 24- and 34-inch diameter pipe with a total annual capacity of 889,000 barrels per day;

    o Chicago area to Marysville segment consisting of a 30-inch diameter pipe with an annual capacity of 333,000 barrels per day; and

    o Canadian border to Buffalo segment consisting of 12- and 20-inch diameter pipe with an annual capacity of 74,000 barrels per day.

    Estimated annual capacities noted above take into account receipt and delivery patterns and ongoing pipeline maintenance, and reflect achievable pipeline capacity over long periods of time.

    The Partnership believes that the Enbridge Energy System has been constructed and is maintained substantially in accordance with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. The Partnership attempts to control corrosion of the pipeline through the use of pipe coatings and cathodic protection systems and monitors the integrity of the Enbridge Energy System through a program of periodic internal inspections using electronic instruments. At intervals not exceeding 3 weeks, but at least 26 times each calendar year, the entire pipeline right of way is inspected from the air. In addition, trained and skilled operators use computerized monitoring systems to identify pressure drops that might indicate potential disruptions in flow, and operate remote controlled valves and pumps that allow the Enbridge Energy System to be shut down quickly if required.

TITLE TO PROPERTIES

    The Partnership conducts business and owns properties located in seven states. In general, the Enbridge Energy System is located on land owned by others and is operated under perpetual easements and rights of way, licenses or permits that have been granted by private land owners, public authorities, railways or public utilities.

    The pumping stations, tanks, terminals and certain other facilities of the Enbridge Energy System are located on land that is owned by the Partnership, except for five pumping stations that are situated on land owned by others and occupied by the Partnership, pursuant to easements or permits. An affiliate of the General Partner acquired parcels of property for the benefit of the Partnership to allow for the construction of the System Expansion Program II ("SEP II"). The affiliate is in the process of selling these parcels to third parties while retaining an easement for the benefit of the Partnership. See "Item 13. Certain Relationships and Related Transactions." Substantially all of the Enbridge Energy System assets are subject to a first mortgage securing indebtedness of the Operating Partnership.

RISK FACTORS

    The Enbridge Energy System is dependent upon the level of supply of crude oil and other liquid hydrocarbons from western Canada. In 1999 and 2000, the Partnership's crude oil deliveries declined compared with 1998. This decline resulted primarily from decreased crude oil production in western Canada, which in turn resulted primarily from reduced spending levels for exploration and development activities in western Canada and a focus on natural gas drilling rather than oil. These reduced spending levels resulted from low oil prices in 1998 and the first part of 1999. The Partnership's ability to increase deliveries and to expand the Enbridge Energy System in the future also depend upon increased supplies of western Canadian crude oil. For a discussion of the forecast for the future supply of crude oil produced in western Canada. See "-- Supply of and Demand for Western Canadian Crude Oil."

    Demand for western Canadian crude oil and NGL in the geographic areas served by the Enbridge Energy System is affected by the delivery of other crude oil and refined products into the same areas. Existing pipeline capacity for the delivery of crude oil to the U.S. Midwest, the primary destination market served by the Enbridge Energy System, exceeds current refining capacity. The Partnership believes that the System has several advantages over other transporters of crude oil with which it competes and the System is among the lowest cost transporters of crude oil and NGL in North America based on costs per barrel mile transported. See "-- Competition."

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

    The Partnership is subject to the risk that changes may occur in existing economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation or technological advances in fuel economy and energy generation devices. Any of these factors could reduce the demand for crude oil and other liquid hydrocarbons in the areas in which deliveries are made by the Enbridge Energy System. In addition, reduced throughput on the System could result from testing, line repair, reduced operating pressures, reduced crude oil supply, regulatory restrictions on System utilization or other causes.

    The operations of the Partnership are subject to federal and state laws and regulations relating to environmental protection and operational safety. Although the Partnership believes that the operations of the Enbridge Energy System are essentially in compliance with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and there can be no assurance that such costs and liabilities will not be incurred. See "-- Environmental and Safety Regulation."

    The Partnership periodically files tariff rate increases and decreases with the Federal Energy Regulatory Commission ("FERC"). A tariff agreement between the Partnership and customer representatives sets forth parameters governing the tariff changes associated with SEP II, Terrace, and other expansion projects. Notwithstanding this agreement, any shipper who is not a party to the agreement could challenge any existing or future rate filings. Any challenge, if successful, could have a material adverse effect on the Partnership. For a discussion of FERC regulation, Partnership tariff rates and the tariff agreement, see "-- Regulation" and "-- Tariffs."

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

    The Settlement Agreement also provided for the terms of an incremental tariff rate surcharge for a period of 15 years to recover the cost of, and allow a return on, the Partnership's investment in SEP II. The rate of return on this investment will be based, in part, on the utilization level of the additional capacity constructed. As specified in the Settlement Agreement, higher utilization will result in a greater rate of return, subject to a minimum and maximum rate of return of 7.5% and 15.0%, respectively. The tariff rate surcharge will be recomputed on a cost of service basis and filed with FERC each year. The Settlement Agreement provided that the agreed underlying tariff rates will be subject to indexing as prescribed by FERC regulation and that CAPP and ADOE will not challenge any rates within the indexed ceiling for a period of five years, expiring October 2001. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, - Future Prospects, - Regulatory Issues."

Tariff Agreement

    In 1998, the Partnership filed an offer of settlement ("Tariff Agreement") with the FERC to facilitate the filing of tariff rate surcharges in late 1998 and early 1999. This filing consolidated the 1996 Settlement Agreement with respect to SEP II and other significant agreements with customers concerning the Terrace Expansion Program ("Terrace") and the transportation of heavy crude oil. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, - Future Prospects, -

Enbridge Energy System Growth, - Projects Recently Completed or Under Development." The FERC found the Tariff Agreement a reasonable compromise and approved it on the grounds that it is fair, reasonable, and in the public interest.

    With respect to Terrace, the Tariff Agreement included terms governing a tariff surcharge associated with the project. A fixed toll increase of Cdn. $0.05 per barrel for the movement of light crude oil from Edmonton to the Chicago area is allocated approximately Cdn. $0.02 ($0.013 U.S.) to the Partnership and Cdn. $0.03 to Enbridge Pipelines. Effective April 1, 2001, Enbridge and the Partnership agreed to reallocate the Cdn. $0.05 per barrel Terrace toll surcharge, Cdn. $0.04 ($0.026 U.S.) to the Partnership and Cdn. $0.01 to Enbridge. This reallocation is permitted under the terms of the Agreement and was done in an effort to rebalance the project economics between the parties as a result of volume shortfalls, for which the Partnership is completely at risk. The toll increase is also subject to increase or decrease based on changes in other defined circumstances. The portion of the agreement associated with Terrace also establishes in-service and notice dates for future phases of the expansion program. Should CAPP not provide notice to construct later phases of Terrace by July 1, 2001, the toll increment will revert to a cost of service recovery, including collection of both prospective and past variances between revenue generated by the Cdn. $0.05 toll increment and the Terrace cost of service. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, - Future Prospects, - Enbridge Energy System Growth - Projects Recently Completed or Under Development."

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

Tariffs

    Under published tariffs for transportation by the Enbridge Energy System, the rates for light crude oil from key receipt locations to principal delivery points at January 1, 2001 (including the tariff surcharges related to SEP II and Terrace) are set forth below.

                                                                        PUBLISHED
                                                                          TARIFF
                                                                        PER BARREL
                                                                        ----------
           Canadian border near Neche to Clearbrook...............        $0.163
           Canadian border near Neche to Superior.................        $0.316
           Canadian border near Neche to Chicago area.............        $0.642
           Canadian border near Neche to Marysville area..........        $0.767
           Canadian border near Neche to Buffalo area.............        $0.785
           Chicago to the international border near Marysville....        $0.286


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

DELIVERIES FROM THE ENBRIDGE ENERGY SYSTEM

    Deliveries from the Enbridge Energy System are made in the Great Lakes and Midwest regions of the United States and in Ontario, principally to refineries, either directly or through connecting pipelines of other companies. Major refining centers within these regions are located near Sarnia, Ontario, Nanticoke, Toronto, Minneapolis-St. Paul, Superior, Chicago, the Patoka/Wood River area, Detroit, Toledo, and Buffalo areas. Crude oil and NGL transported by the Enbridge Energy System are feedstock for refineries and petrochemical plants.

    The U.S. government segregates the United States into five districts, Petroleum Administration for Defense Districts ("PADD"), for purposes of its strategic planning to ensure crude oil supply to key refining areas in the event of a national emergency. The oil industry utilizes these districts in reporting statistics regarding oil supply and demand. The Enbridge Energy System services the northern tier of PADD 2. U.S. governmental publications project that crude oil demand in this area will remain relatively constant over the next 10 years. In addition, these publications project the total supply of crude oil from producing areas in the U.S. southwest, Rocky Mountains and Midwest that currently serve the entire PADD 2 market, to decline in the near term as reserves are depleted, resulting in a need for additional supplies of crude oil to replace the continuing demand. As a result of these factors, the Partnership believes that the Enbridge Energy System will be able to exceed its current level of deliveries into PADD 2 during the next 10 years.

    The following table sets forth Enbridge Energy System average deliveries per day and barrel miles for each of the years in the five-year period ended December 31, 2000.

                                                                                   DELIVERIES
                                                              ---------------------------------------------------
                                                              2000       1999        1998        1997       1996
                                                              -----      -----       -----       -----      -----
                                                                        (THOUSANDS OF BARRELS PER DAY)
                UNITED STATES
                  Light crude oil....................           321        299         338         282        309
                  Medium and heavy crude oil.........           630        575         627         652        569
                  NGL................................            25          24         27          26         23
                                                              -----      -----       -----       -----      -----
                  Total United States................           976        898         992         960        901
                                                              -----      -----       -----       -----      -----
                ONTARIO
                  Light crude oil....................           174        282         366         355        348
                  Medium and heavy crude oil.........            85         87          97          98        102
                  NGL................................           103        102         107          99        100
                                                              -----      -----       -----       -----      -----
                  Total Ontario......................           362        471         570         552        550
                                                              -----      -----       -----       -----      -----
                TOTAL DELIVERIES.....................         1,338      1,369       1,562       1,512      1,451
                                                              =====      =====       =====       =====      =====
                BARREL MILES (billions per year).....           341        350         391         389        384
                                                              =====      =====       =====       =====      =====


SUPPLY OF AND DEMAND FOR WESTERN CANADIAN CRUDE OIL

Supply

    Substantially all of the shipments delivered through the Enbridge Energy System originate in oilfields in western Canada. The Enbridge Energy System also receives U.S. and Canadian production at Clearbrook through a connection with a pipeline owned by a subsidiary of Enbridge, U.S. production at Lewiston, Michigan, and both U.S. and offshore production in the Chicago area. Changes in supply from western Canada directly affect movements through the Enbridge Pipelines System and, therefore, the supply available for transportation through the Enbridge Energy System. Due to the integration of the Enbridge and Enbridge Energy Systems, Enbridge Pipelines regularly prepares forecasts of western Canadian crude oil, which take into account deliveries on the Enbridge Energy System.

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

    The updated Enbridge Pipelines forecast completed in February, 2001, projects that the supply of western Canadian crude oil will be approximately 2,150,000 barrels per day in 2001 and approximately 2,300,000 barrels per day in 2002. This updated forecast projects the supply of crude oil to rise to approximately 2,500,000 barrels per day in 2003 and to approximately 2,940,000 barrels per day by 2010. The forecast quantity of crude oil was made subject to numerous uncertainties and assumptions, including a crude oil price of $21.95 per barrel in 2000 rising to $27.00 in 2010. On December 29, 2000, the benchmark West Texas Intermediate crude oil price closed at $26.70 per barrel.

     While the projected supply of crude oil for 2001 and 2002 is lower than the forecast that supported the Terrace Expansion Project, the updated Enbridge Pipelines forecast supports the need for additional pipeline facilities beyond the Terrace Phase I facilities. Phase II includes construction of facilities to increase capacity on the Canadian portion of the System. While Phase II does not involve construction on the Enbridge Energy System, the Partnership expects to benefit directly from the approximately 40,000 barrels per day increase in capacity as additional volumes from the Alberta Oil Sands come on stream. Subject to final National Energy Board ("NEB") approval, Phase II is expected to be placed in service during 2002.

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

    The Partnership believes that the outlook for increased crude oil production in western Canada continues to be positive, as evidenced by the Enbridge Pipelines forecast, the NEB study and CAPP's recent request to proceed with Terrace Phase II. The timing of growth in the supply of western Canadian crude oil, however, will depend upon the level of crude oil prices, oil and drilling activity and the timing of completion of projects to produce heavy and synthetic oil from the Alberta Oil Sands. It is anticipated that 2001 deliveries on the Enbridge Energy System will be approximately 1,400,000 to 1,450,000 barrels per day based on a recent survey of shippers.

Demand

      The Partnership believes that modestly increasing crude oil demand and declining inland U.S. domestic production are contributing to an increasing need for importing crude oil into the PADD 2 market. The PADD 2 market consists of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee and Wisconsin. The Partnership also believes that PADD 2 will continue to provide an excellent market for western Canadian shippers as returns to crude oil producers are expected to remain attractive. Moreover, the Partnership believes that PADD 2 will remain the most attractive market for western Canadian supply since it is currently the largest North American processor of western Canadian heavy crude oil and has the greatest potential for converting refining capacity from light to heavy crude.

      Although western Canadian producers experience competition from Venezuelan and Mexican heavy crude oil in PADD 2, western Canadian heavy crude oil is expected to remain the dominant supply source for the region. The Partnership believes that Latin American heavy crude oil will continue to provide the balancing supply to the PADD 2 region. In the short-term, Latin American deliveries to PADD 2 are expected to decrease as the supply of western Canadian crude oil continues to recover from the negative impact of the 1998/99 price decline. Over the long-term, it is expected that producers of Latin American heavy crude oil will concentrate on PADD 3 and PADD 5 markets, where they receive a higher return compared to PADD 2. The PADD 3 market consists of the states of Alabama, Arkansas, Louisiana, Mississippi, new Mexico and Texas and the PADD 5 market consists of the states of Alaska, Arizona, California, Hawaii, Nevada, Oregon and Washington.

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

         Crude oil refineries in Ontario generally process light sweet and light sour crude oil, and the supply of conventional light sweet and light sour crude oil in western Canada is expected to decline. Ontario refiners cannot process significantly greater amounts of western Canadian heavy crude oil without substantial reconfiguration of their refineries. To the extent Ontario refiners have found it difficult to obtain light crude oil supply from western Canada at an economic price, refiners have been recently accessing foreign light crude volumes through the reversed facilities of Line 9. This has had an impact on the volumes moving through the Enbridge Energy System pipeline connections in the Chicago area. Light crude oil movements originating in the Chicago area for delivery to Ontario declined following the reversal of Enbridge's Line 9 in 1999, averaging approximately 63,500 barrels per day for 1999, and approximately 15,000 barrels per day in 2000. Line 9 has an annual capacity of approximately 240,000 barrels per day and, in 2000, operated at approximately 210,000 barrels per day. The ongoing utilization level of Line 9 will be dependent upon global crude oil market dynamics.

CUSTOMERS

    The Enbridge Energy System operates under month-to-month transportation arrangements with its shippers. During 2000, 47 shippers tendered crude oil and NGL for delivery through the Enbridge Energy System. These customers included integrated oil companies with production facilities in western Canada and refineries in Ontario, major oil companies, refiners and marketers. Shipments by the top ten shippers during 2000 accounted for approximately 87% of total revenues during that period. Revenue from BP Amoco (through affiliated companies), Mobil Oil Company of Canada Ltd. and PDV Midwest accounted for approximately 25%, 16% and 11%, respectively, of total operating revenue generated by the Enbridge Energy System during 2000. The remaining shippers each accounted for less than 10% of total revenues. See Note 7 to the Partnership's Financial Statements.

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

COMPETITION

    Because pipelines are the lowest cost method for intermediate and long haul movement of crude oil over land, the System's most significant existing competitors for the transportation of western Canadian crude oil are other pipelines. In 2000, the Enbridge Pipelines System transported approximately 65% of total western Canadian crude oil production, of which approximately 90% was transported by the Enbridge Energy System. The remainder of 2000 western Canadian crude oil production was refined in Alberta or Saskatchewan or transported through other pipelines. Of the pipelines transporting western Canadian crude oil out of Canada, the System provides approximately 75% of the total pipeline design capacity. The remaining 25% of design capacity is shared by five other pipelines transporting crude oil to British Columbia, Washington, Montana and other states in the U.S. Northwest.

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

    In the United States, the Enbridge Energy System encounters competition from other crude oil and refined product pipelines and other modes of transportation delivering crude oil and refined products to the refining centers of Minneapolis-St. Paul, Chicago, Detroit and Toledo and the refinery market and pipeline hub located in the Patoka/Wood River area. The Enbridge Energy System transports approximately 50% of all crude oil deliveries into the Chicago area, approximately 80% of all crude oil deliveries into the Minneapolis-St. Paul area and approximately 55% of all deliveries of crude oil to Ontario and Buffalo.

ENVIRONMENTAL AND SAFETY REGULATION

General

    The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment and safety. Although the Partnership believes that the operations of the Enbridge Energy System are in substantial compliance with applicable environmental and safety laws and regulations, the risk of substantial liabilities is inherent in pipeline operations, and there can be no assurance that substantial liabilities will not be incurred. To the extent that the Partnership is unable to recover environmental costs in its rates (if not recovered through insurance), the Partnership could be subject to material costs.

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

Remediation Matters

    Contamination resulting from spills of crude oil and petroleum products is not unusual within the petroleum pipeline industry. Historic spills along the Enbridge Energy System as a result of past operations may have resulted in soil or groundwater contamination. The Partnership is addressing known sites through monitoring and remediation programs. Currently, expenses relating to such remediation programs are not expected to have a material adverse impact on the Partnership.

Superfund

    The Comprehensive Environmental Response, Compensation and Liability Act of 1989 ("CERCLA"), as amended, also known as "Superfund," and comparable state laws impose liability, without regard to fault or the legality of the original act, on certain classes of persons that contribute to the release of a "hazardous substance" into the environment. In the course of its ordinary operations, the Enbridge Energy System generates wastes, some of which fall within the federal and state statutory definitions of a "hazardous substance" and some of which were historically disposed of at sites that may require cleanup under Superfund and related state statutes. The Partnership is unaware of any such obligations at this time.

Waste

    The Partnership generates hazardous and non-hazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Partnership believes that operations of the Enbridge Energy System are in substantial compliance with such statutes in all states in which it operates.

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

    Following an unsuccessful legislative attempt to approve additional sweeping amendments of the Act during 2000, an Executive Memorandum was issued by the President. This Executive Memorandum directed OPS to evaluate their enforcement program and aggressively pursue safety mandates to require risk-based integrity management programs, broader external communication, and meaningful involvement of states in interstate pipeline safety. It also called for initiation of research and development programs, development of a definition for 'unusually sensitive areas', and reinforcement of a quick resolution of rules for increased corrosion protection.

    These legislative and regulatory proposals are largely prompted by a significant incident in June 1999 on the Olympic Pipeline system in Bellingham, Washington and an August 2000 incident on the El Paso natural gas pipeline in New Mexico. The Partnership has been monitoring these proposals and will work closely with Congress and industry associations to advocate strong but cost-effective provisions. As this legislative initiative is still evolving, the financial impact of additional new regulations cannot be determined at this time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, - Future Prospects, - New Safety Legislation."

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

   NAME                         AGE          POSITION WITH GENERAL PARTNER
   ----                         ---          -----------------------------
   J.R. Bird                    52           Director
   P.D. Daniel                  54           Director
   E.C. Hambrook                63           Director
   G.K. Petty                   59           Director
   C.A. Russell                 67           Director
   D.P. Truswell                57           Director
   D.C. Tutcher                 52           President
   L.H. DeBriyn                 54           Vice President, Special Projects
   Greg Sevick                  45           Vice President, Operations
   Mark Maki                    36           Controller
   J.K. Whelen                  41           Treasurer
   J.L. Balko                   35           Chief Accountant
   Chris Kaitson                45           Corporate Secretary


    Mr. Bird was elected Director of the General Partner in September 2000 and served as President from September 2000 until June 2001. Mr. Bird previously served as Treasurer of the General Partner from October 1996 through October 1997. He has also served as Group Vice President, Transportation of Enbridge and President of Enbridge Pipelines since September 2000. Prior thereto, he served as Senior Vice President, Corporate Planning and Development of Enbridge from August 1997 through August 2000 and as Vice President and Treasurer of Enbridge from January 1995 to August 1997.

    Mr. Daniel was elected a Director of the General Partner in July 1996 and served as its President from July 1996 through October 1997. Mr. Daniel has served as President of Enbridge since September 2000 and as Chief Executive Officer of Enbridge since January 2001. Prior thereto, Mr. Daniel also served as President and Chief Operating Officer - Energy Delivery of Enbridge from June 1998 to December 2000. Prior thereto, Mr. Daniel served as Executive Vice President and Chief Operating Officer--Energy Transportation Services of Enbridge from September 1997 through June 1998, as Senior Vice President of Enbridge from May 1994 to August 1997, as President and Chief Executive Officer of Enbridge Pipelines from August 1996 to August 1997, and as President and Chief Operating Officer of Enbridge Pipelines from May 1994 to August 1996.

    Mr. Hambrook was elected Director of the General Partner in January 1992 and served as Chairman of the General Partner from July 1996 until July 1999. He also serves on the Audit, Finance & Risk Committee. Mr. Hambrook is the President of Hambrook Resources Inc., a real estate investment, marketing and sales company.

    Mr. Petty was elected Director of the General Partner on February 22, 2001 and serves on the Audit, Finance & Risk Committee. Mr. Petty has served as Director of Enbridge Inc. since January 2001 and as Director of CAE Incorporated since August 1996. Mr. Petty served as President and Chief Executive Officer of Telus Corporation, a Canadian telecommunications company, from November 1994 to November 1999. Mr. Petty is a business consultant providing executive management consulting services to the telecommunications industry.

    Mr. Russell was elected Director of the General Partner in October 1985 and serves as the Chairman of the Audit, Finance & Risk Committee. Mr. Russell served as Chairman and Chief Executive Officer of Norwest Bank Minnesota North, N.A., from January through December 1995. He also served as a Director of Minnesota Power and Light Co. until May 1996. Other than in his service as Director of the General Partner, Mr. Russell is retired.

    Mr. Truswell was elected Director of the General Partner in 1991. Since September 2000, Mr. Truswell has served as Group Vice President and Chief Financial Officer of Enbridge and from May 1994 through August 2000 served as Senior Vice President and Chief Financial Officer of Enbridge.

    Mr. Tutcher was appointed President of the General Partner in June 2001. He also currently serves as Group Vice President, Transportation Group South, of Enbridge Inc., as well as President of Enbridge Midcoast Energy Inc. He was previously Chairman of the Board, President and Chief Executive Officer of Midcoast Energy Resources, Inc. from its formation in 1992 until its merger with Enbridge on May 15, 2001. He also served as Treasurer of Midcoast from 1995 to 1996. Since 1989, Mr. Tutcher has also been President and Chief Executive Officer of Magic Gas Corp., a Texas corporation controlled by Mr. Tutcher. Prior to its merger into Midcoast in 1992, Mr. Tutcher served as Director of Nugget Oil Corporation, from 1990 to 1992. He also serves on the board of the Interstate Natural Gas Association of America and the Gas Processors Association.

    Mr. DeBriyn was elected Vice President, Special Projects of the General Partner in June 2001 and served as Vice President and Director from July 1999 until June 2001. Prior thereto, he served as Vice President, Canadian Operations, of Enbridge Pipelines from July 1996 to July 1999, and prior thereto, in managerial positions in operations with Enbridge Pipelines and the General Partner.

    Mr. Sevick was elected Vice President, Operations of the General Partner in June 2001. Prior thereto, he served as Vice President, Canadian Operations for Enbridge Pipelines from 1999 to June 2001. Prior thereto, he served as Vice President, Engineering & Logistics of Enbridge Consumers Gas from 1998 to 1999 and Senior Vice President, Distribution Operations of Enbridge Consumers Gas from 1996 to 1998.

    Mr. Maki was elected Controller of the General Partner in June 2001. Prior thereto he served as Controller, Enbridge Pipelines Inc. from September 1999 to June 2001. Prior thereto, he served as Chief Accountant of the General Partner from June 1997 to August 1999. Prior thereto, Mr. Maki served as Internal Auditor of the General Partner from November 1995 to June 1997.

    Mr. Whelen was elected Treasurer of the General Partner in January 2000. He has served as Assistant Treasurer of Enbridge since November 1997. Prior thereto, he served as Manager, Corporate Finance, of Enbridge from December 1995 to October 1997, and prior thereto, as Manager, Corporate Finance, of The Consumers' Gas Company Ltd.

    Ms. Balko has served as Chief Accountant since October 1999. Prior thereto, she served in managerial positions in accounting with Enbridge Pipelines since January 1998, and was with The Westaim Corporation, an investor in, and manufacturer of, industrial technologies in various industries, including the biomedical and semiconductor industries, from November 1995 to December 1997.

    Mr. Kaitson was elected Corporate Secretary of the General Partner in October 2001 and has served since May 2001, and will continue to serve, as Associate General Counsel, Transportation Group South, of Enbridge Inc. and of Enbridge Midcoast Energy Inc. He previously served as General Counsel of Midcoast Energy Resources, Inc. from 1997 until its merger with Enbridge on May 15, 2001. Prior thereto, he served as Vice President-Legal and Corporate Secretary of Republic Gas Partners, LLC from 1995 to 1997.

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

    The Partnership has entered into an Agency Agreement dated March 3, 2000 with Tidal Energy Marketing Inc., a joint venture owned 50% by Enbridge, for a term of five years. For a fee and a share of the lease payments in excess of a specified base lease rate, Tidal has agreed to serve as leasing agent for the Partnership's crude oil storage tanks at its Hartsdale facility in Schererville, Indiana. See Note 6 to the Partnership's Financial Statements.

    The Partnership has entered into an easement acquisition agreement dated October 20, 1997 with Enbridge Holdings (Mustang) Inc. ("Enbridge Mustang"), a subsidiary of Enbridge U.S. Pursuant to this agreement, using funds advanced by the Partnership, Enbridge Mustang acquired properties for the purpose of granting a pipeline easement to the Partnership to allow construction of SEP II's new Line 14. Enbridge Mustang is in the process of reselling these properties. As each parcel is resold, Enbridge Mustang retains an easement for transfer to the Partnership and repays the Partnership for the funds advanced to make the original purchase of the property (less the cost of the easement). Enbridge Mustang is being reimbursed for all costs associated with this process at cost by the Partnership and will be indemnified by the Partnership from and against all liabilities that may arise in connection with this process. See Note 6 to the Partnership's Financial Statements.

    The Partnership has entered into an agreement dated March 3, 1998 with Mustang Pipe Line Partners ("Mustang") and Mobil Pipe Line Company ("Mobil") to provide for a joint tariff covering shipments of western Canadian crude oil to the Patoka pipeline hub south of Chicago. Mustang is a Delaware general partnership owned by Mobil Illinois Pipe Line Company and Enbridge Mustang. Shipments covered by the joint tariff travel on the Enbridge Energy System to Chicago and to the Patoka pipeline hub through the Mustang pipeline system. The Partnership has also entered into an agreement with Mustang, Mobil, and Equilon Pipeline Company L.L.C. ("Equilon") to provide for a joint tariff covering shipments of western Canadian crude oil to the Wood River refining center west of Patoka through the Partnership's, Mustang's, and Equilon's pipelines. The joint tariff agreements provide for lower transportation costs to shippers desiring access to the Patoka/Wood River market area, an incentive which the Partnership believes complements its expansion programs.

    The General Partner believes that the terms of the agreements described in the preceding three paragraphs are at least as favorable to you as terms that could have been obtained from unaffiliated third parties.

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

    The Partnership also expects to have the opportunity to acquire a number of oil and gas pipeline assets of its affiliate, Enbridge, as these systems achieve risk and return profiles attractive to the Partnership. On May 18, 2001, we completed our acquisition of the assets of Enbridge Pipelines (North Dakota) from Enbridge. The assets consist of a 950-mile crude oil pipeline system with capacity of 84,000 barrels per day, which transports crude oil from Montana, North Dakota and western Canadian oil fields to the Enbridge Energy System and a connecting carrier at Clearbrook, Minnesota. The purchase price for this transaction was $35.4 million.

The terms of this acquisition were negotiated and approved by a special committee of independent directors.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (c) The following Exhibits (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated herein by reference as part of this Report.

     EXHIBIT
     NUMBER                                                       DESCRIPTION
     -------                                                      -----------
       3.1            Certificate of Limited Partnership of the Partnership. (Partnership's Registration Statement No. 33-43425 --
                      Exhibit 3.1)
       3.2            Certificate of Amendment to Certificate of Limited Partnership of the Partnership. (Partnership's Second
                      Amendment to 2000 10-K on Form 10-K/A dated October 9, 2001 -- Exhibit 3.2)
       4.1            Form of Certificate representing Class A Common Units. (Partnership's Second Amendment to 2000 10-K on Form
                      10-K/A, dated October 9, 2001 -- Exhibit 4.1)
       4.2            Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 15, 1997. (Registrant's
                      Form 8-A/A, dated May 2, 1997)
       4.3            Amendment to Amended and Restated Agreement of Limited Partnership of the Partnership, dated August 28, 2001.
                      (Partnership's Second Amendment to 2000 10-K on Form 10-K/A, dated October 9, 2001 -- Exhibit 4.3)
      10.1            Note Agreement and Mortgage, dated December 12, 1991. (1991 Form 10-K -- Exhibit 10.1)
      10.2            [Intentionally Omitted]
      10.3            Distribution Support Agreement, dated December 27, 1991, among the Partnership, Lakehead Pipe Line Company,
                      Inc. and Interprovincial Pipe Line Inc. (1991 Form 10-K -- Exhibit 10.3)
      10.4            Assumption and Indemnity Agreement, dated December 18, 1992, between Interprovincial Pipe Line Inc. and
                      Interprovincial Pipe Line System Inc. (1992 Form 10-K -- Exhibit 10.4)
      10.5            Amended Services Agreement, dated February 29, 1988, between Interprovincial Pipe Line Inc. and Lakehead Pipe
                      Line Company, Inc. (1991 Form 10-K -- Exhibit 10.4)
      10.6            Amended Services Agreement, dated January 1, 1992, between Interprovincial Pipe Line Inc. and Lakehead Pipe
                      Line Company, Inc. (1992 Form 10-K -- Exhibit 10.6)
      10.7            Certificate of Limited Partnership of the Operating Partnership. (Partnership's Registration Statement No.
                      33-43425 -- Exhibit 10.1)
      10.8            Certificate of Amendment to Certificate of Limited Partnership of the Operating Partnership
      10.9            Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated December 27, 1991.
                      (1991 Form 10-K -- Exhibit 10.6)
      10.10           Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated August
                      28, 2001
      10.11           Certificate of Limited Partnership of Lakehead Services, Limited Partnership. (Partnership's Registration
                      Statement No. 33-43425 -- Exhibit 10.4)
      10.12           Amendment No. 1 to the Certificate of Limited Partnership of Lakehead Services, Limited Partnership.
                      (Partnership's Registration Statement No. 33-43425 -- Exhibit 10.16)
      10.13           Amended and Restated Agreement of Limited Partnership of Lakehead Services, Limited Partnership, dated
                      December 27, 1991. (1991 Form 10-K -- Exhibit 10.9)
      10.14           Contribution, Conveyance and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company,
                      Inc., Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company, Limited Partnership. (1991 Form 10-K
                      -- Exhibit 10.10)
      10.15           LPL Contribution and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company, Inc.,
                      Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company, Limited Partnership and Lakehead Services,
                      Limited Partnership. (1991 Form 10-K -- Exhibit 10.11)

     EXHIBIT
     NUMBER                                                       DESCRIPTION
     -------                                                      -----------
      10.16           Services Agreement, dated January 1, 1996, between IPL Energy (U.S.A.) Inc. and Lakehead Pipe Line Company,
                      Inc. (1995 Form 10-K -- Exhibit 10.14)
      10.17           Amended and Restated Revolving Credit Agreement, dated September 6, 1996, among Lakehead Pipe Line Company,
                      Inc., Lakehead Pipe Line Partners, L.P., Lakehead Services, Limited Partnership, Lakehead Pipe Line Company,
                      Limited Partnership and the Bank of Montreal and Harris Trust and Savings Bank. (1996 Form 10-K -- Exhibit
                      10.15)
      10.18           First Amendment to Amended and Restated Revolving Credit Agreement, dated September 6, 1996, among Lakehead
                      Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Services, Limited Partnership, Lakehead
                      Pipe Line Company, Limited Partnership and the Bank of Montreal. (1996 Form 10-K -- Exhibit 10.16)
      10.19           Second Amendment to Amended and Restated Revolving Credit Agreement, dated June 16, 1998, among Lakehead Pipe
                      Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Services Limited Partnership, Lakehead Pipe
                      Line Company, Limited Partnership and Bank of Montreal, The Toronto Dominion Bank, Canadian Imperial Bank of
                      Commerce, ABN AMRO Bank, N.V. Cayman Islands Branch and Bank of Montreal, as agent. (Form 10-Q/A, filed
                      September 14, 1998 -- Exhibit 10.1)
      10.20           Settlement Agreement, dated August 28, 1996, between Lakehead Pipe Line Company, Limited Partnership and the
                      Canadian Association of Petroleum Producers and the Alberta Department of Energy. (1996 Form 10-K -- Exhibit
                      10.17)
      10.21           Promissory Note, dated as of September 30, 1998, given by Lakehead Pipe Line Company, Limited Partnership, as borrower, to Lakehead Pipe Line Company, Inc., as lender. (1998 Form 10-K-- Exhibit 10.19)
      10.22           Treasury Services Agreement, dated January 1, 1996, between IPL Energy Inc. and Lakehead Pipe Line Company,
                      Inc. (1996 Form 10-K -- Exhibit 10.18)
      10.23           Tariff Agreement as filed with the Federal Energy Regulatory Commission for the System Expansion Program II
                      and Terrace Expansion Project. (1998 Form 10-K-- Exhibit 10.21)
      10.24           Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase
                      Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited Partnership -- Exhibit 4.1, dated
                      October 20, 1998)
      10.25           First Supplemental Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited Partnership -- Exhibit
                      4.2, dated October 20, 1998)
      10.26           Second Supplemental Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited
                      Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited Partnership --
                      Exhibit 4.3, dated October 20, 1998)
      10.27           Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase
                      Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited Partnership -- Exhibit 4.4, dated
                      October 20, 1998)
      10.28           Promissory Note, dated as of March 31, 1999, given by Lakehead Pipe Line Company, Limited Partnership, as borrower, to Lakehead Pipe Line Company, Inc., as lender. (1999 Form 10-K-- Exhibit 10.26)
      10.29           Third Supplemental Indenture dated November 21, 2000, between Lakehead Pipe Line Company, Limited
                      Partnership and the Chase Manhattan Bank. (2000 Form 8-K of Lakehead Pipe Line Company, Limited
                      Partnership-Exhibit 4.2, dated November 16, 2000)
      21              Subsidiaries of the Registrant (2000 Form 10-K -- Exhibit 21)
      23.1            Consent of PricewaterhouseCoopers LLP (2000 Form 10-K -- Exhibit 23.1)
      27              Financial Data Schedule as of and for the year ended December 31, 2000 (2000 Form 10-K -- Exhibit 27)

    All Exhibits listed above, with the exception of Exhibits 10.8 and 10.10 are incorporated herein by reference to the documents identified in parentheses.

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

                                            Enbridge Energy, Limited Partnership
                                            (Registrant)

                                            By: Enbridge Energy Company, Inc.,
                                            as General Partner

Date: October 9, 2001                    By:           /s/ J.L. BALKO
                                            ------------------------------------
                                                         J.L. Balko
                                                      Chief Accountant
                                            (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                                                       DESCRIPTION
     -------                                                      -----------
       3.1            Certificate of Limited Partnership of the Partnership. (Partnership's Registration Statement No. 33-43425 --
                      Exhibit 3.1)
       3.2            Certificate of Amendment to Certificate of Limited Partnership of the Partnership. (Partnership's Second
                      Amendment to 2000 10-K on Form 10-K/A dated October 9, 2001 -- Exhibit 3.2)
       4.1            Form of Certificate representing Class A Common Units. (Partnership's Second Amendment to 2000 10-K on Form
                      10-K/A, dated October 9, 2001 -- Exhibit 41.)
       4.2            Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 15, 1997. (Registrant's
                      Form 8-A/A, dated May 2, 1997)
       4.3            Amendment to Amended and Restated Agreement of Limited Partnership of the Partnership, dated August 28, 2001.
                      (Partnership's Second Amendment to 2000 10-K on Form 10-K/A, dated October 9, 2001 -- Exhibit 4.3)
      10.1            Note Agreement and Mortgage, dated December 12, 1991. (1991 Form 10-K -- Exhibit 10.1)
      10.2            [Intentionally Omitted]
      10.3            Distribution Support Agreement, dated December 27, 1991, among the Partnership, Lakehead Pipe Line Company,
                      Inc. and Interprovincial Pipe Line Inc. (1991 Form 10-K -- Exhibit 10.3)
      10.4            Assumption and Indemnity Agreement, dated December 18, 1992, between Interprovincial Pipe Line Inc. and
                      Interprovincial Pipe Line System Inc. (1992 Form 10-K -- Exhibit 10.4)
      10.5            Amended Services Agreement, dated February 29, 1988, between Interprovincial Pipe Line Inc. and Lakehead Pipe
                      Line Company, Inc. (1991 Form 10-K -- Exhibit 10.4)
      10.6            Amended Services Agreement, dated January 1, 1992, between Interprovincial Pipe Line Inc. and Lakehead Pipe
                      Line Company, Inc. (1992 Form 10-K -- Exhibit 10.6)
      10.7            Certificate of Limited Partnership of the Operating Partnership. (Partnership's Registration Statement No.
                      33-43425 -- Exhibit 10.1)
      10.8            Certificate of Amendment to Certificate of Limited Partnership of the Operating Partnership
      10.9            Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated December 27, 1991.
                      (1991 Form 10-K -- Exhibit 10.6)
      10.10           Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated August
                      28, 2001
      10.11           Certificate of Limited Partnership of Lakehead Services, Limited Partnership. (Partnership's Registration
                      Statement No. 33-43425 -- Exhibit 10.4)
      10.12           Amendment No. 1 to the Certificate of Limited Partnership of Lakehead Services, Limited Partnership.
                      (Partnership's Registration Statement No. 33-43425 -- Exhibit 10.16)
      10.13           Amended and Restated Agreement of Limited Partnership of Lakehead Services, Limited Partnership, dated
                      December 27, 1991. (1991 Form 10-K -- Exhibit 10.9)
      10.14           Contribution, Conveyance and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company,
                      Inc., Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company, Limited Partnership. (1991 Form 10-K
                      -- Exhibit 10.10)
      10.15           LPL Contribution and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company, Inc.,
                      Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company, Limited Partnership and Lakehead Services,
                      Limited Partnership. (1991 Form 10-K -- Exhibit 10.11)

     EXHIBIT
     NUMBER                                                       DESCRIPTION
     -------                                                      -----------
      10.16           Services Agreement, dated January 1, 1996, between IPL Energy (U.S.A.) Inc. and Lakehead Pipe Line Company,
                      Inc. (1995 Form 10-K -- Exhibit 10.14)
      10.17           Amended and Restated Revolving Credit Agreement, dated September 6, 1996, among Lakehead Pipe Line Company,
                      Inc., Lakehead Pipe Line Partners, L.P., Lakehead Services, Limited Partnership, Lakehead Pipe Line Company,
                      Limited Partnership and the Bank of Montreal and Harris Trust and Savings Bank. (1996 Form 10-K -- Exhibit
                      10.15)
      10.18           First Amendment to Amended and Restated Revolving Credit Agreement, dated September 6, 1996, among Lakehead
                      Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Services, Limited Partnership, Lakehead
                      Pipe Line Company, Limited Partnership and the Bank of Montreal. (1996 Form 10-K -- Exhibit 10.16)
      10.19           Second Amendment to Amended and Restated Revolving Credit Agreement, dated June 16, 1998, among Lakehead Pipe
                      Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Services Limited Partnership, Lakehead Pipe
                      Line Company, Limited Partnership and Bank of Montreal, The Toronto Dominion Bank, Canadian Imperial Bank of
                      Commerce, ABN AMRO Bank, N.V. Cayman Islands Branch and Bank of Montreal, as agent. (Form 10-Q/A, filed
                      September 14, 1998 -- Exhibit 10.1)
      10.20           Settlement Agreement, dated August 28, 1996, between Lakehead Pipe Line Company, Limited Partnership and the
                      Canadian Association of Petroleum Producers and the Alberta Department of Energy. (1996 Form 10-K -- Exhibit
                      10.17)
      10.21           Promissory Note, dated as of September 30, 1998, given by Lakehead Pipe Line Company, Limited Partnership, as borrower, to Lakehead Pipe Line Company, Inc., as lender. (1998 Form 10-K-- Exhibit 10.19)
      10.22           Treasury Services Agreement, dated January 1, 1996, between IPL Energy Inc. and Lakehead Pipe Line Company,
                      Inc. (1996 Form 10-K -- Exhibit 10.18)
      10.23           Tariff Agreement as filed with the Federal Energy Regulatory Commission for the System Expansion Program II
                      and Terrace Expansion Project. (1998 Form 10-K-- Exhibit 10.21)
      10.24           Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase
                      Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited Partnership -- Exhibit 4.1, dated
                      October 20, 1998)
      10.25           First Supplemental Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited Partnership -- Exhibit
                      4.2, dated October 20, 1998)
      10.26           Second Supplemental Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited
                      Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited Partnership --
                      Exhibit 4.3, dated October 20, 1998)
      10.27           Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase
                      Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited Partnership -- Exhibit 4.4, dated
                      October 20, 1998)
      10.28           Promissory Note, dated as of March 31, 1999, given by Lakehead Pipe Line Company, Limited Partnership, as borrower, to Lakehead Pipe Line Company, Inc., as lender. (1999 Form 10-K-- Exhibit 10.26)
      10.29           Third Supplemental Indenture dated November 21, 2000, between Lakehead Pipe Line Company, Limited
                      Partnership and the Chase Manhattan Bank. (2000 Form 8-K of Lakehead Pipe Line Company, Limited
                      Partnership-Exhibit 4.2, dated November 16, 2000)
      21              Subsidiaries of the Registrant (2000 Form 10-K -- Exhibit 21)
      23.1            Consent of PricewaterhouseCoopers LLP (2000 Form 10-K -- Exhibit 23.1)
      27              Financial Data Schedule as of and for the year ended December 31, 2000 (2000 Form 10-K -- Exhibit 27)