Form 10-Q
period 2001-09-30
ENBRIDGE ENERGY LIMITED PARTNERSHIP
filed 2001-11-14
CIK 1066629

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2001

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



                               1100 LOUISIANA ST.
                                   29TH FLOOR
                                HOUSTON, TX 77002
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (713) 650-8900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE )

                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

            Statement of Income for the three month
              and nine month periods ended September 30, 2001 and 2000........1

            Statement of Cash Flows
              for the nine month periods ended September 30, 2001 and 2000....2

            Statement of Financial Position
              as at September 30, 2001 and December 31, 2000..................3

            Statement of Partners' Capital
              for the nine month period ended September 30, 2001..............4

            Notes to the Financial Statements.................................4

ITEM 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................5

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.........8


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................9

ITEM 6.    Exhibits and Reports on Form 8-K..................................10

SIGNATURE  ..................................................................11

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON THE ENBRIDGE ENERGY, LIMITED PARTNERSHIP'S (THE "REGISTRANT" OR "PARTNERSHIP") BELIEFS AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE PARTNERSHIP. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "ESTIMATE," "FORECAST," "PROJECT," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT THE PARTNERSHIP'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO VARIOUS RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING:

      o THE PARTNERSHIP'S DEPENDENCE UPON ADEQUATE SUPPLIES OF AND DEMAND FOR WESTERN CANADIAN CRUDE OIL,

      o   THE PRICE OF CRUDE OIL AND THE WILLINGNESS OF SHIPPERS TO SHIP CRUDE
          OIL,

      o REGULATION OF THE PARTNERSHIP'S TARIFFS BY THE FEDERAL ENERGY REGULATORY COMMISSION AND THE POSSIBILITY OF UNFAVORABLE OUTCOMES OF FUTURE TARIFF PROCEEDINGS, AND

      o   THE EFFECTS OF COMPETITION, IN PARTICULAR, BY OTHER PIPELINE SYSTEMS.

IF ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS FORM 10-Q. EXCEPT AS REQUIRED BY APPLICABLE SECURITIES LAWS, THE PARTNERSHIP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, UNCERTAINTIES AND ASSUMPTIONS, SEE THE PARTNERSHIP'S 2000 ANNUAL REPORT ON FORM 10-K.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                      ENBRIDGE ENERGY, LIMITED PARTNERSHIP
                               STATEMENT OF INCOME
--------------------------------------------------------------------------------

                                                   Three months ended                   Nine months ended
                                                      September 30,                        September 30,
(UNAUDITED; DOLLARS IN MILLIONS)                 2001              2000               2001              2000
---------------------------------------------------------------------------------------------------------------
Operating Revenue                              $  73.0           $   74.9           $  225.0           $  232.0
---------------------------------------------------------------------------------------------------------------

Expenses
   Power                                          11.9               10.8               36.3               35.6
   Operating and administrative                   26.4               19.8               72.8               57.1
   Depreciation                                   15.4               15.3               46.3               45.8
---------------------------------------------------------------------------------------------------------------

                                                  53.7               45.9              155.4              138.5
---------------------------------------------------------------------------------------------------------------

Operating Income                                  19.3               29.0               69.6               93.5

Interest and Other Income                          0.7                0.5                2.2                2.8

Interest Expense                                 (14.1)             (15.1)             (44.1)             (44.9)
---------------------------------------------------------------------------------------------------------------

Net Income                                     $   5.9           $   14.4           $   27.7           $   51.4
===============================================================================================================

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                      ENBRIDGE ENERGY, LIMITED PARTNERSHIP
                             STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            Nine months ended
                                                                              September 30,
(UNAUDITED; DOLLARS IN MILLIONS)                                          2001            2000
------------------------------------------------------------------------------------------------
Cash Provided from Operating Activities
   Net income                                                          $   27.7          $  51.4
   Adjustments to reconcile net income to
     cash provided from operating activities:
        Depreciation                                                       46.3             45.8
        Other                                                              (0.3)            (3.1)
        Changes in operating assets and liabilities:
           Accounts receivable and other                                    4.1             (9.1)
           Oil inventory                                                    6.2              7.3
           Materials and supplies                                          (0.1)            (0.3)
           General Partner and affiliates                                   9.0              0.5
           Accounts payable and other                                       6.5             (3.8)
           Interest payable                                                12.5             10.8
           Property and other taxes                                        (2.4)            (1.4)
------------------------------------------------------------------------------------------------

                                                                          109.5             98.1
------------------------------------------------------------------------------------------------

Investing Activities
   Repayments from affiliate                                                3.0              1.3
   Additions to property, plant and equipment                             (12.4)           (10.6)
   Changes in construction payables                                        (4.1)            (2.2)
------------------------------------------------------------------------------------------------

                                                                          (13.5)           (11.5)
------------------------------------------------------------------------------------------------

Financing Activities
   Variable rate financing, net                                           (80.0)            15.0
   Loan from Enbridge Energy Partners, L.P., net                           (0.2)            --
   Proceeds from unit issuance, net                                        80.7             --
   Distributions to partners                                              (85.4)           (83.7)
   Debt financing costs                                                    (0.3)            --
   Other                                                                   --               --
------------------------------------------------------------------------------------------------

                                                                          (85.2)           (68.7)
------------------------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents *                                    10.8             17.9

Cash and Cash Equivalents at Beginning of Period                           37.2             40.0
------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                             $   48.0          $  57.9
================================================================================================

* CASH EQUIVALENTS ARE DEFINED AS HIGHLY MARKETABLE SECURITIES WITH A MATURITY OF THREE MONTHS OR LESS WHEN PURCHASED.

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                      ENBRIDGE ENERGY, LIMITED PARTNERSHIP
                         STATEMENT OF FINANCIAL POSITION
--------------------------------------------------------------------------------

                                                                         September 30,     December 31,
(UNAUDITED, EXCEPT FOR DECEMBER 31, 2000; DOLLARS IN MILLIONS)              2001               2000
------------------------------------------------------------------------------------------------------
                                     ASSETS

Current Assets
   Cash and cash equivalents                                            $     48.0          $     37.2
   Due from General Partner and Affiliates                                    --                   1.5
   Advances to affiliate                                                       2.9                 5.9
   Accounts receivable and other                                              21.6                25.7
   Oil Inventory                                                               2.7                 8.9
   Materials and supplies                                                      7.8                 7.7
------------------------------------------------------------------------------------------------------

                                                                              83.0                86.9
------------------------------------------------------------------------------------------------------

Deferred Charges and Other                                                     8.5                 7.9
------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
   At cost                                                                 1,600.3             1,588.5
   Accumulated depreciation                                                 (352.3)             (306.6)
------------------------------------------------------------------------------------------------------

                                                                           1,248.0             1,281.9
------------------------------------------------------------------------------------------------------

                                                                        $  1,339.5          $  1,376.7
======================================================================================================

                  LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Due to General Partner and affiliates                                $      7.5          $     --
   Loan from General Partner                                                  --                   0.2
   Accounts payable and other                                                 19.8                17.4
   Interest payable                                                           19.0                 6.5
   Property and other taxes                                                   12.0                14.4
------------------------------------------------------------------------------------------------------

                                                                              58.3                38.5

Other Deferred Credits                                                         1.6                --
Long-Term Debt                                                               719.3               799.3
Contingencies (NOTE 3)
------------------------------------------------------------------------------------------------------

                                                                             779.2               837.8
------------------------------------------------------------------------------------------------------

Partners' Capital
   Limited Partner                                                           558.4               535.7
   General Partner                                                             3.5                 3.2
   Accumulated other comprehensive loss (NOTES 4&5)                           (1.6)               --
------------------------------------------------------------------------------------------------------

                                                                             560.3               538.9
------------------------------------------------------------------------------------------------------

                                                                        $  1,339.5          $  1,376.7
======================================================================================================


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                      ENBRIDGE ENERGY, LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' CAPITAL
--------------------------------------------------------------------------------


(UNAUDITED, EXCEPT FOR                                                                 Other
DECEMBER 31, 2000                                      Limited          General     Comprehensive
DOLLARS IN MILLIONS)                                   Partner          Partner         Loss             Total
---------------------------------------------------------------------------------------------------------------
Partners' Capital at
December 31, 2000                                     $  535.7          $  3.2           --            $  538.9

Partners' contributions, net                              79.9             0.8           --                80.7

Net Income Allocation                                     27.3             0.4           --                27.7

Distributions to Partners                                (84.5)           (0.9)          --               (85.4)

Floating to Fixed Interest Rate Swaps                     --              --             (1.6)             (1.6)
---------------------------------------------------------------------------------------------------------------

Partners' Capital at September 30, 2001               $  558.4          $  3.5           (1.6)         $  560.3
===============================================================================================================



SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments that management considers necessary to present fairly the financial position at September 30, 2001 and December 31, 2000; the results of operations for the three and nine month periods ended September 30, 2001 and 2000; and cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2.  Comparative Amounts

    Certain comparative amounts have been reclassified to conform with the current quarter's financial statement presentation.

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

    The Partnership enters into forward interest rate agreements, swaps and collars to hedge against the effect of future interest rate movements on its borrowings. These agreements meet the criteria for hedge accounting and are being treated as cash flow hedges under SFAS No. 133. On January 1, 2001, the Partnership recorded an unrealized loss of $0.1 million charged to Accumulated Other Comprehensive Income, representing the transition adjustment for the cash flow hedges. During the nine months ended September 30, 2001, this unrealized loss increased to $1.6 million due to revaluation of the floating to fixed interest rate swaps and is reflected in Partners' Capital in the Consolidated Statement of Financial Position. The amounts accumulated in other comprehensive income are recognized in earnings as settlements of the swaps occur. The Partnership does not intend to settle the interest rate swaps until their maturity date.

5.  Comprehensive Income

    Comprehensive income for the nine months ended September 30, 2001 was $26.1 million (2000 - $51.4 million). Comprehensive income for the three month period ended September 30, 2001 was $5.6 (2000 - $14.4). Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income for the Partnership includes the earnings for the current period less the impact of the floating to fixed interest rate swap derivative instruments, described in Note 4 above.


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Net income for the nine months ended September 30, 2001, was $27.7 million compared to $51.4 million for the same period in 2000. The decline in net income reflects slightly lower revenue and higher operating and administrative expenses, including a non-recurring charge for Duluth, Minnesota office severance and lease termination costs.

Operating revenue for the first nine months of 2001 decreased $7.0 million, to $225.0 million, over the corresponding period in 2000 due to declines in deliveries. These declines were partially offset by increased tariffs associated with the System Expansion Program II ("SEP II") and the Terrace Expansion Program ("Terrace"), and the higher indexed tariff effective July 1, 2001. Deliveries averaged 1.306 million barrels per day for the first nine months of 2001, compared to 1.331 million barrels per day for the same period of 2000. There was also one less pumping day in the first nine months of 2001 compared to 2000, due to the leap year.

Expenses for the first nine months of 2001 increased by $16.9 million from the corresponding period last year. The increase resulted primarily from higher operating and administrative costs, which included a non-recurring charge of $5.0 million related to the estimated severance and lease termination costs of relocating the Partnership's offices from Duluth, Minnesota to Houston, Texas. Operating and administrative costs were also higher due to increases in oil measurement losses of $4.8 million and an adjustment to the estimate of oil inventory due to shippers of approximately $5.4 million. This adjustment to oil inventory was the result of refinements in the oil loss estimation process, as well as improvements in the accuracy of measuring oil losses while implementing a new oil accounting system.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

Net income for the three months ended September 30, 2001, was $5.9 million compared to $14.4 million for the same period last year. The decline in quarterly results primarily relates to increases in operating and administrative expenses.

Operating revenue for the third quarter of 2001 was $73.0 million, a decrease of $1.9 million over the corresponding period in 2000, due to lower deliveries partially offset by increases in the tariff rates for SEP II and Terrace effective April 1, 2001, and the in the indexed rate effective July 1, 2001. Deliveries averaged 1.208 million barrels per day for the third quarter of 2001, compared to 1.272 million barrels per day for the same period in 2000.

Expenses for the three months ended September 30, 2001, increased $7.8 million from the corresponding period in 2000. Operating and administrative expenses increased by $6.6 million primarily due to an adjustment to the estimate of oil inventory due to shippers of approximately $5.4 million and higher oil measurement losses. Oil measurement losses are higher due to the wide light-heavy crude oil differentials experienced during 2001 and the change in the commodity slate compared to last year.

Interest expense for the third quarter of 2001 was $1.0 million lower than the same period of 2000 primarily due to lower debt balances and lower interest rates.

The results of operations for the three month and nine month periods ended September 30, 2001 should not be taken as indicative of the results of operations expected for the full year.

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

At September 30, 2001, cash and cash equivalents totaled $48.0 million, compared to $37.2 million at December 31, 2000. During the fourth quarter, $29.6 million will be used for the cash distribution payable November 14, 2001.

Cash flow from operating activities for the first nine months of 2001 was $109.5 million, compared to $98.1 million for the same period last year. The increase is primarily due to changes in working capital, offset by lower net income.

The Partnership anticipates spending approximately $14.9 million for pipeline system enhancements, $15.0 million for core maintenance activities, and $9.3 million for expansion projects in 2001. Excluding major expansion projects, ongoing capital expenditures are expected to average approximately $20.0 million on an annual basis (approximately 50% for core maintenance and 50% for enhancement of the pipeline system). Core maintenance activities, such as the replacement of equipment and preventive maintenance programs, will be undertaken to enable the Partnership's pipeline system to continue to operate at its maximum operating capacity. Enhancements to the pipeline system, such as renewal and replacement of pipe, are expected to extend the life of the Lakehead System and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

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

Canada has substantial reserves of non-conventional hydrocarbon resources consisting predominantly of oil sands deposits in the province of Alberta. Firms involved in the production of heavy and synthetic crude oil from the oil sands region of western Canada have announced expansion programs in excess of Cdn $40 billion. Alberta Oil Sands projects are expected to provide substantial increases in the production of heavy and synthetic crude oil in western Canada well into the future.

The Partnership may increase distributable cash flow through the development or acquisition of complementary businesses with a risk profile similar to that of the Enbridge System. The Partnership may in the future acquire other transportation assets from Enbridge. Neither the Partnership nor Enbridge has identified any particular assets owned by Enbridge for transfer to the Partnership, and no proposal for an acquisition of any of these assets is currently pending. The Partnership cannot predict which, if any, energy transportation assets owned by Enbridge it may ultimately acquire or the terms of any such acquisitions. Any acquisitions from Enbridge will depend on a number of factors including the availability of acceptable alternative acquisition opportunities from third parties and the Partnership's financing capability at the time acquisition opportunities may arise.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." This Statement eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, it requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. This Statement is effective for business combinations initiated after June 30, 2001. The Partnership adopted SFAS 141 on July 1, 2001 with no material impact on net income.

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


--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Partnership's financial instrument market risk is primarily impacted by changes in interest rates. The Partnership's exposure to movements in interest rates is managed through its long-term debt ratio target, its allocation of fixed and floating rate debt, and the use of interest rate risk management agreements. Information about the Partnership's financial instruments that are sensitive to changes in interest rates has not changed from that presented in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

--------------------------------------------------------------------------------

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


The Partnership is a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. The Partnership believes that the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Partnership.

For information regarding other legal proceedings arising in 2000 or with regard to which material developments were reported during 2000, see Part I. Item 3., "Legal Proceedings," in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


a) Exhibits

   None.

b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ENBRIDGE ENERGY, LIMITED PARTNERS
                                                 (Registrant)

                                       By:  Enbridge Energy Company, Inc.
                                            as General Partner



                                                /s/ J.L. BALKO
                                       -----------------------------------
                                                  J.L. Balko
                                               CHIEF ACCOUNTANT
                                          (DULY AUTHORIZED OFFICER AND
                                          PRINCIPAL ACCOUNTING OFFICER)



                                           Dated: November 14, 2001