Form 10-Q
period 2002-03-31
ENBRIDGE ENERGY LIMITED PARTNERSHIP
filed 2002-05-15
CIK 1066629

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

1100 Louisiana
Suite 3300
Houston, TX 77002
(Address of principal executive offices and zip code)

(713) 650-8900
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION

        This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on the beliefs of Enbridge Energy, Limited Partnership (the "Partnership") as well as assumptions made by and information currently available to the Partnership. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

  •
  the Partnership's dependence upon adequate supplies of and demand for western Canadian crude oil,

  •
  the price of crude oil and the willingness of shippers to ship crude oil,

  •
  regulation of the Partnership's rates by the Federal Energy Regulatory Commission (the "FERC") and the possibility of unfavorable outcomes of future rate proceedings, and

  •
  the effects of competition, in particular, by other pipeline systems

  •
  compliance with environmental and safety laws and regulations,

  •
  permanent or temporary closure of partnership or customer facilities as a result of expected or unexpected events.

If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements. For additional discussion of such risks, uncertainties and assumptions, see the Partnership's 2001 Annual Report on Form 10-K.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY, LIMITED PARTNERSHIP

STATEMENT OF INCOME

	Three months ended March 31,
	2002	2001
	(unaudited; dollars in millions)
Operating revenue	$79.2	$71.9

Expenses
Power	13.3	11.7
Operating and administrative	22.0	20.1
Depreciation	15.5	15.4

	50.8	47.2

Operating income	28.4	24.7
Interest and other income	0.5	0.7
Interest expense	(13.5)	(15.2)

Net income	$15.4	$10.2

The accompanying notes to the Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY, LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2002	2001
	(unaudited; dollars in millions)
Cash provided from operating activities
Net income	$15.4	$10.2
Adjustments to reconcile net income to cash provided from operating activities
Depreciation	15.5	15.4
Other	(0.2)	1.0
Changes in operating assets and liabilities:
Accounts receivable and other	(4.7)	1.7
Oil overage balance	1.3	2.1
General Partner and affiliates	6.7	4.7
Accounts payable and other	1.9	(3.8)
Interest payable	12.2	12.5
Property and other taxes	1.6	2.9

	49.7	46.7

Investing activities
Repayments from affiliate	0.5	0.1
Additions to property, plant and equipment	(26.6)	(2.4)
Changes in construction payables	0.5	(4.0)

	(25.6)	(6.3)

Financing activities
Variable rate financing, net	15.0	—
Distributions to partners	(30.7)	(27.9)
Partners' contributions	15.9	—
Debt financing costs	—	(0.1)

	0.2	(28.0)

Increase in cash and cash equivalents	24.3	12.4
Cash and cash equivalents at beginning of period	33.6	37.2

Cash and cash equivalents at end of period	$57.9	$49.6

The accompanying notes to the Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY, LIMITED PARTNERSHIP
STATEMENT OF FINANCIAL POSITION

	March 31, 2002	December 31, 2001
	(unaudited)
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$57.9	$33.6
Due from General Partner and affiliates	—	0.5
Advances to affiliate	2.4	2.9
Accounts receivable and other	31.0	26.3
Materials and supplies	7.7	7.7

	99.0	71.0
Deferred charges and other	8.5	8.3
Property, plant and equipment, net	1,265.0	1,253.9

	$1,372.5	$1,333.2

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Due to General Partner and affiliate	$6.2	$—
Oil overage balance	11.3	10.0
Accounts payable and other	15.9	13.5
Interest payable	19.0	6.8
Property and other taxes payable	15.5	13.9
Other deferred costs	1.1	1.9
Short-term debt (Note 2)	103.0	31.0

	172.0	77.1
Long-term debt (Note 2)	658.4	715.4

	830.4	792.5
Partners' capital
Limited Partner	539.8	539.3
General Partner	3.4	3.3
Accumulated other comprehensive loss	(1.1)	(1.9)

	$542.1	$540.7

	$1,372.5	$1,333.2

The accompanying notes to the Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY, LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL

	Limited Partner	General Partner	Other Comprehensive Loss	Total
	(Unaudited, except for December 31, 2001 dollars in millions)
Partners' capital at December 31, 2001	$539.3	$3.3	$(1.9)	$540.7
Partners' contributions, net	15.7	0.2	—	15.9
Distributions to partners	(30.4)	(0.3)	—	(30.7)
Net income allocation	15.2	0.2	—	15.4
Gain on derivative financial instruments	—	—	0.8	0.8

Partners' capital at March 31, 2002	$539.8	$3.4	$(1.1)	$542.1

The accompanying notes to the Financial Statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1.
Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the financial position as at March 31, 2002 and December 31, 2001; the results of operations for the three month periods ended March 31, 2002 and 2001; and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with Enbridge Energy, Limited Partnership's (the "Partnership") financial statements and notes thereto presented in the Partnership's 2001 Annual Report on Form 10-K.

2.
Credit Facilities

        On January 29, 2002, the Partnership established two new unsecured credit facilities, a $300.0 million three-year term facility and a $300.0 million 364-day facility, to replace the original $350.0 million revolving credit facility. Under the terms of these new facilities, the Partnership and Enbridge Energy Partners, L.P. (the "Enbridge Partnership") may borrow funds up to a combined maximum of $300.0 million under the three-year term facility and a combined maximum of $300.0 million under the 364-day facility. In addition, when no default exists, the Enbridge Partnership may designate any of its material subsidiaries to borrow under either or both the facilities, subject to complying with certain administrative procedures. Any borrowings under either facility will be guaranteed by the Partnership, the Enbridge Partnership and any of its material subsidiaries, unless that entity is the borrower. Upon closing on these new credit facilities,the indebtedness under the original $350.0 million revolving credit facility was repaid with indebtedness drawn under the new credit facilities and the original $350.0 million revolving credit facility was terminated. As at March 31, 2002, the Partnership had borrowed approximately $152.0 million under the new credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

Results of Operations

        Net income for first quarter 2002 was $15.4 million compared with 2001 first quarter net income of $10.2 million, an increase of $5.2 million. The increase in net income was a result of higher operating revenue and lower interest expense offset by slightly higher operating expenses.

        Operating revenue for the first quarter of 2002 was $79.2 million, or $7.3 million higher than the first quarter of 2001. This increase is primarily due to an increase in the indexed tariff effective July 1, 2001 of 2.9%, an increase in the Terrace expansion tariff of approximately 1.3 cents per barrel effective April 1, 2001 and a longer average haul distance. These increases were offset by reduced deliveries over the same period.

        Deliveries averaged 1.314 million barrels per day ("bpd") for the first quarter 2002, down approximately 2.4% from the 1.347 million bpd averaged for the first quarter of last year. The Partnership anticipates that deliveries will improve over the second half of 2002 to average between 1.33 and 1.40 million bpd on a full year basis.

        Total operating expenses for the first quarter of 2002 increased $3.6 million from the corresponding period of 2001 from $47.2 million to $50.8 million. A portion of the increase was a result of higher power costs of $1.6 million. Although deliveries decreased in the first quarter of 2002 compared to the first quarter of 2001, power costs were higher, reflecting an increase in the amount of heavy crude oil relative to the amount of lighter crude oil transported on the system and a longer average haul. Total operating expenses were also higher due to an increase in various other operating and administrative costs of $1.9 million. Higher in-line inspection costs and a reduced pension credit were offset by lower oil measurement losses and an increase in capitalized charges due to the increased construction activity on the Terrace expansion project.

        Interest expense was $13.5 million for first quarter 2002, compared to $15.2 million for the same period last year. The decrease was attributable to lower interest rates and lower average amounts of debt outstanding.

Liquidity and Capital Resources

        The primary cash requirements for the Partnership consist of normal operating expenses, maintenance and expansion capital expenditures, debt service payments, and distributions to partners. Short-term cash requirements, such as operating expenses, maintenance capital expenditures and quarterly distributions to partners are expected to be funded by operating cash flows. Long-term cash requirements for expansion projects are expected to be funded by several sources, including cash flows from operating activities, borrowings under bank credit facilities and the issuance of additional equity and debt. The Partnership's ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors including prevailing market conditions, interest rates and the financial condition of the Partnership.

        At March 31, 2002, cash and cash equivalents totaled $57.9 million, as compared to $33.6 million at December 31, 2001. Of this $57.9 million, $27.3 million will be used for the cash distribution payable May 15, 2002, with the remaining $30.6 million available for capital expenditures or other business needs.

        Cash flow from operating activities for the first quarter of 2002 was $49.7 million, as compared with $46.7 million for the same period last year. Cash flow from operating activities increased primarily due to higher net income. At March 31, 2002, the Partnership had working capital of ($73.0) million, which represented a decrease of $66.9 million from working capital of ($6.1) million as of December 31, 2001. This was primarily a result of an increase in the amount of indebtedness borrowed under the recently established 364-day credit facility described below. In the comparative period for 2001, these borrowings would have been classified as long-term.

        On January 29, 2002, the Partnership established two new unsecured credit facilities, a $300.0 million three-year term facility and a $300.0 million 364-day facility, to replace the original $350.0 million revolving credit facility. Under the terms of these new facilities, the Partnership and the Enbridge Partnership may borrow funds up to a combined maximum of $300.0 million under the three-year term facility and a combined maximum of $300.0 million under the 364-day facility. In addition, when no default exists, the Enbridge Partnership may designate any of its material subsidiaries to borrow under either or both the facilities, subject to complying with certain administrative procedures. Any borrowings under either facility will be guaranteed by the Partnership, the Enbridge Partnership and any of its material subsidiaries, unless that entity is the borrower. Upon closing on these new credit facilities, indebtedness under the original $350.0 million revolving credit facility was repaid with indebtedness drawn under the new credit facilities and the original $350.0 million revolving credit facility was terminated. As at March 31, 2002, the Partnership had borrowed approximately $152.0 million under the two new credit facilities.

        In the first quarter of 2002, the Partnership made capital expenditures of $26.6 million, of which $1.2 million was for pipeline system enhancements, $0.9 million was for core maintenance activities and $24.5 million for the Terrace expansion project. The Partnership anticipates spending approximately $11.0 million for pipeline system enhancements, $13.0 million for core maintenance, and $185.0 million for the Terrace expansion project on the Lakehead System in 2002. Excluding major expansion projects, ongoing capital expenditures are expected to average approximately $20.0 million on an annual basis (approximately 55% for core maintenance and 45% for enhancement of the system). Core maintenance activities, such as the replacement of equipment and preventive maintenance programs, will be undertaken to enable the pipeline system to continue to operate at its maximum operating capacity. Enhancements to the system, such as renewal and replacement of pipe, are expected to extend the life of the system and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

General

Future Prospects

        Income and cash flows of the Partnership are sensitive to crude oil supply and demand in Canada and the United States and the regulatory environment. As the Lakehead System is operationally integrated with the Enbridge Pipelines Inc. system ("Enbridge System") in western Canada, the Partnership's revenues are dependent upon the utilization of the Enbridge System by producers of western Canadian crude oil. Construction is currently underway on the Lakehead System for the Terrace Phase III expansion. When this final phase of the Terrace expansion is complete, the Lakehead System configuration will have delivery capability in excess of 1.9 million bpd, based on forecast commodity mixes and usage patterns. Completion of this project is expected in 2003. The Partnership's earnings and cash flow are expected to improve over the next several years from increases in deliveries and improved project returns from expansions on the Lakehead System. Returns from the System Expansion Program II ("SEP II") expansion contain incentive tolling arrangements, which will benefit from increasing volumes expected from western Canada.

Regulatory Issues

        On March 12, 2002, the Partnership filed a new tariff with the FERC, which took effect April 1, 2002. This new tariff reflects the annual adjustment to the SEP II surcharge, including a true-up of the

2001 actual SEP II cost of service, along with an estimate for 2002. The amount of the true-up of the 2001 actual SEP II cost of service was $4.3 million, including interest. The tariff allows the Partnership to recover the cost of service for SEP II facilities and earn a return on its SEP II equity investment, which varies with the utilization of SEP II capacity on the Enbridge System in western Canada. During 2002, the Partnership will earn a 7.5% return on its SEP II equity investment, the minimum provided in the SEP II Tariff Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Partnership's financial instrument market risk is primarily impacted by changes in interest rates. The Partnership's exposure to movements in interest rates is managed through its long-term debt ratio target, its allocation of fixed and floating rate debt and the use of interest rate risk management agreements. Information about the Partnership's financial instruments, which are sensitive to changes in interest rates has not changed from that presented in the Partnership's 2001 Annual Report on Form 10-K.

        As the Partnership does not own the crude oil and natural gas liquids ("NGLs") it transports on the Lakehead System, its cash flows from that system are not directly impacted by changes in commodity prices. However, commodity prices have a direct impact on the underlying supply and demand for crude oil and NGL, which impacts volumes transported by the Partnership on the Lakehead System.

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

        For information regarding other legal proceedings arising in 2001 or with regard to which material developments were reported during 2001, see Part I. Item 3., "Legal Proceedings," in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits

        None.

b)
Reports on Form 8-K

  None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY, LIMITED PARTNERSHIP (Registrant)
By:	Enbridge Energy Company, Inc. as General Partner
/s/ J.L. BALKO J.L. Balko Chief Accountant (Duly Authorized Officer and Principal Financial and Accounting Officer)

        Dated: May 15, 2002