Form 10-Q
period 2002-06-30
ENBRIDGE ENERGY LIMITED PARTNERSHIP
filed 2002-08-14
CIK 1066629

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

  •
  the Partnership's dependence upon adequate supplies of and demand for crude oil and natural gas liquids ("NGLs") transported on its pipeline including western Canadian crude oil,
  •
  the price of crude oil and NGLs transported and the willingness of shippers to ship these products,
  •
  regulation of the Partnership's rates by the Federal Energy Regulatory Commission (the "FERC") and the possibility of unfavorable outcomes of future rate proceedings,
  •
  the effects of competition, in particular, by other pipeline systems,
  •
  compliance with environmental and safety laws and regulations, and
  •
  permanent or temporary closure of Partnership or customer facilities as a result of expected or unexpected events.

If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements. For additional discussion of such risks, uncertainties and assumptions, see the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY, LIMITED PARTNERSHIP
STATEMENT OF INCOME

(unaudited; dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Operating revenue	$77.8	$80.1	$157.0	$152.0
Expenses
Power	12.2	12.7	25.5	24.4
Operating and administrative	22.9	26.3	44.9	46.4
Depreciation and amortization	15.7	15.5	31.2	30.9

	50.8	54.5	101.6	101.7

Operating income	27.0	25.6	55.4	50.3
Interest and other income	0.6	0.8	1.1	1.5
Interest expense	(12.7)	(14.8)	(26.2)	(30.0)

Net income	$14.9	$11.6	$30.3	$21.8

The accompanying notes to the Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY, LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

(unaudited; dollars in millions)
Six months ended June 30,	2002	2001
Cash provided from operating activities
Net income	$30.3	$21.8
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	31.2	30.9
Other	0.6	—
Changes in operating assets and liabilities:
Accounts receivable and other	(4.8)	(0.5)
Oil shortage balance	(7.2)	6.5
Materials and supplies	—	(0.1)
General Partner and affiliates	14.1	4.7
Accounts payable and other	11.3	3.8
Interest payable	0.2	(0.1)
Property and other taxes	(3.6)	(4.2)

	72.1	62.8

Investing activities
Repayments from affiliate	0.1	0.2
Additions to property, plant and equipment	(96.8)	(5.2)
Changes in construction payable	2.4	(4.1)

	(94.3)	(9.1)

Financing activities
Partners' contributions, net	18.5	80.7
Loan from Enbridge Energy Partners, L.P.	—	(0.2)
Distributions to partners	(58.1)	(55.8)
Variable rate financing, net	77.0	(83.0)
Other	—	(0.3)

	37.4	(58.6)

Increase (decrease) in cash and cash equivalents	15.2	(4.9)
Cash and cash equivalents at beginning of period	33.6	37.2

Cash and cash equivalents at end of period	$48.8	$32.3

*
Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased.

The accompanying notes to the Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY, LIMITED PARTNERSHIP
STATEMENT OF FINANCIAL POSITION

(dollars in millions)	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$48.8	$33.6
Due from General Partner and affiliates	—	0.5
Accounts receivable and other	28.8	26.3
Advances to affiliate	2.7	2.9
Materials and supplies	7.8	7.7

	88.1	71.0
Property, plant and equipment, net	1,319.5	1,253.9
Deferred charges and other	8.5	8.3

	$1,416.1	$1,333.2

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Due to General Partner and affiliates	$12.0	$—
Accounts payable and other	28.4	15.4
Oil shortage balance	2.7	10.0
Interest payable	7.0	6.8
Property and other taxes payable	10.3	13.9
Current maturities and short-term debt	140.0	31.0

	200.4	77.1
Long-term debt	683.4	715.4
Deferred credits	0.1	—

	883.9	792.5
Partners' capital	532.2	540.7

	$1,416.1	$1,333.2

The accompanying notes to the Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY, LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL

(unaudited; dollars in millions)
	General Partner	Limited Partner	Other Comprehensive Income (Loss)	Total Partners' Capital
Partner's capital at December 31, 2001	$3.3	$539.3	$(1.9)	$540.7
Partners' contributions, net	0.2	18.3	—	18.5
Net income allocation	0.4	29.9	—	30.3
Distributions to partners	(0.6)	(57.5)	—	(58.1)
Gain on derivative financial instruments	—	—	0.8	0.8

Partners' capital at June 30, 2002	$3.3	$530.0	$(1.1)	$532.2

The accompanying notes to the Financial Statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

        The accompanying unaudited financial statements of Enbridge Energy, Limited Partnership (the "Partnership") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the Partnership's financial position as at June 30, 2002 and December 31, 2001; the Partnership's results of operations for the three and six month periods ended June 30, 2002 and 2001; and the Partnership's cash flows for the six month periods ended June 30, 2002 and 2001. The results of operations for the Partnership's three and six months ended June 30, 2002 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes thereto presented in the Partnership's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

2. Accounting Changes

        In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Partnership adopted SFAS No. 144 on January 1, 2002.

        The Partnership evaluates impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss will be recognized when the sum of estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition is less than its carrying amount. If an impairment is to be recognized, the amount of the impairment would be calculated as the excess of the carrying amount of the asset over the fair value of the assets either through reference to similar asset sales, or by estimating the fair value using a discounted cash flow approach. There have been no impairments recorded under SFAS No. 144.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under FASB Statement No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as and extraordinary item, net of related income taxes. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). APB 30 distinguishes the transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The remaining provisions of SFAS 145 are effective for all financial statements issued after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Partnership's consolidated results of operations, cash flows or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Partnership is currently evaluating the effects of this pronouncement. The adoption of SFAS 146 is not expected to have a material effect on the Partnership's consolidated results of operations, cash flows or financial position.

3. Subsequent Event

        On July 4, 2002, a leak occurred on the Lakehead System in northern Minnesota. Approximately 6,000 barrels of crude oil spilled in a remote marsh area. The affected portion of the pipeline was excavated and repaired, and a full investigation into the cause of the incident is being conducted. The area will be restored in cooperation with environmental agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Net income for the six months ended June 30, 2002, was $30.3 million, compared to $21.8 million, for the comparable period in 2001. The increase in net income reflects higher operating revenue and lower interest expense.

Operating revenue for the first six months of 2002 increased $5.0 million, to $157.0 million, over the corresponding period in 2001. Lower deliveries on the Lakehead System were more than offset by an increase in the indexed tariff of 2.9% effective July 1, 2001, an increase in the Terrace expansion tariff of approximately 1.3 cents per barrel effective April 1, 2001 and a longer average haul distance.

Deliveries on the Lakehead System averaged 1.312 million barrels per day ("bpd") for the first half of 2002, compared to 1.356 million bpd for the same period in 2001. The Partnership anticipates that deliveries will improve over the second half of 2002 and will average between 1.30 and 1.35 million bpd on a full year basis.

Interest expense for the six months ended June 30, 2002 was $3.8 million lower than the same period of 2001 primarily due to lower interest rates.

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Net income for the second quarter of 2002 was $14.9 million, compared with $11.6 million in 2001. The increase in net income was due to lower operating expense and lower interest expense, partially offset by lower operating revenues.

Operating revenue for the second quarter of 2002 was $77.8 million, or $2.3 million lower than the second quarter of 2001 due to decreased deliveries, which was only partially offset by higher tariffs. Deliveries averaged 1.310 million bpd for the second quarter of 2002, down approximately 4% from the 1.365 million bpd averaged for the second quarter of last year.

Total operating expense for the second quarter of 2002 decreased $3.7 million from the corresponding period of 2001, from $54.5 million to $50.8 million. Operating expenses on the Lakehead System were lower due to a decrease in power costs resulting from lower deliveries, and lower operating and administrative expenses, primarily attributable to a $5 million charge incurred in the second quarter of 2001 for relocation of the Partnership's head office to Houston, Texas.

Interest expense was $12.7 million for the second quarter of 2002, compared to $14.8 million for the same period last year due to lower interest rates.

Liquidity and Capital Resources

        The primary cash requirements for the Partnership consist of normal operating expenses, maintenance and expansion capital expenditures, debt service payments and distributions to partners. Short-term cash requirements, such as operating expenses, maintenance capital expenditures and quarterly distributions to partners are expected to be funded by operating cash flows. During the first six months of 2002, working capital decreased by $106.2 million to ($112.3) million, primarily due to an increase in short-term debt to finance the Terrace expansion project. Long-term cash requirements for expansion projects are expected to be funded from several sources, including cash flows from operating activities, borrowings under bank credit facilities and the issuance of additional equity and debt.

        At June 30, 2002, cash and cash equivalents totaled $48.8 million, as compared to $33.6 million at December 31, 2001. Of this $48.8 million, $27.7 million will be used for the cash distribution payable

August 14, 2002, with the remaining $21.1 million available for capital expenditures or other business needs.

        Cash flow from operating activities for the six months ended June 30, 2002 was $72.1 million, as compared with $62.8 million for the same period last year. Cash flow from operating activities increased primarily due to higher net income.

        The Partnership anticipates spending approximately $11 million for pipeline system enhancements, $13 million for core maintenance, and $185 million for the Terrace expansion project on the Lakehead System in 2002. Excluding major expansion projects, ongoing capital expenditures are expected to average approximately $20 million on an annual basis (approximately 55% for core maintenance and 45% for enhancement of the systems). Core maintenance activities, such as the replacement of equipment, will be undertaken to enable the Partnership's systems to continue to operate at their maximum operating capacity. Enhancements to the systems, such as renewal and replacement of pipe, are expected to extend the life of the systems and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

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

Regulatory Issues

Effective July 1, 2002, in compliance with the indexed rate ceilings allowed by the Federal Energy Regulatory Commission, the Partnership increased its rates for transportation by an average of approximately 0.9%. The increase in tariff rates is not expected to have a material impact on the Partnership.

Recent Developments

On July 4, 2002, a leak occurred on the Lakehead System in northern Minnesota. Approximately 6,000 barrels of crude oil spilled in a remote marsh area. The affected portion of the pipeline was excavated and repaired, and a full investigation into the cause of the incident is being conducted. The area will be restored in cooperation with environmental agencies. The estimated cost of the site cleanup and restoration is approximately $6 million, with $4 million expected to be covered by insurance. These costs are expected to be incurred by the end of 2002. Pipeline integrity work that was planned for future years will be advanced as a result of the leak. The pipeline integrity work is expected to include approximately $4 million in operating expenses, the majority of which is expected to be incurred by the end of 2002, and $2 million in capital expenditures, which are expected to be incurred by the end of 2003.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Partnership's market risk is affected by changes in interest rates and commodity prices.

The Partnership's exposure to movements in interest rates is managed through its long-term debt ratio target, its allocation of fixed and floating rate debt and the use of interest rate risk management agreements. Qualitative information about the Partnership's financial instruments, which are sensitive to changes in interest rates, has not changed from that presented in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

As the Partnership does not own the crude oil and NGLs it transports on the Lakehead System, its cash flows from that system are not directly affected by changes in commodity prices. However, commodity prices have a direct impact on the underlying supply and demand for crude oil and NGLs, which affects volumes transported by the Partnership on the Lakehead System.

The Partnership does not enter into derivative instruments for speculative purposes.

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
/s/ Jody L. Balko Jody L. Balko Chief Accountant (Duly Authorized Officer and Principal Accounting Officer)
Dated: August 14, 2002

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code

The undersigned, being the Principal Executive Officer of Enbridge Energy Company, Inc, general partner of Enbridge Energy, Limited Partnership (the "Partnership"), hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

        Dated August 14, 2002

/s/	Dan C. Tutcher

Dan C. Tutcher President and Principal Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code

The undersigned, being the Principal Financial Officer of Enbridge Energy Company, Inc, general partner of Enbridge Energy, Limited Partnership (the "Partnership"), hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

        Dated August 14, 2002

/s/	Mark A. Maki

Mark A. Maki Principal Financial Officer

QuickLinks

TABLE OF CONTENTS PART I. FINANCIAL INFORMATION
ENBRIDGE ENERGY, LIMITED PARTNERSHIP STATEMENT OF INCOME
ENBRIDGE ENERGY, LIMITED PARTNERSHIP STATEMENT OF CASH FLOWS
ENBRIDGE ENERGY, LIMITED PARTNERSHIP STATEMENT OF FINANCIAL POSITION
ENBRIDGE ENERGY, LIMITED PARTNERSHIP STATEMENT OF PARTNERS' CAPITAL
NOTES TO THE FINANCIAL STATEMENTS (unaudited)
SIGNATURE
CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002 Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code
CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002 Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code