Form 10-Q
period 2002-09-30
ENBRIDGE ENERGY LIMITED PARTNERSHIP
filed 2002-11-14
CIK 1066629

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-59597

ENBRIDGE ENERGY, LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-1715851 (I.R.S. Employer Identification No.)
1100 Louisiana, Suite 3300, Houston, TX 77002 (Address of principal executive offices and zip code)	(713) 650-8900 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings	10
Item 6.	Exhibits and Reports on Form 8-K	10
Signature		11
Certificate of Principal Executive Officer		12
Sarbanes-Oxley Section 302(a) Certification		13
Certificate of Principal Financial Officer		14
Sarbanes-Oxley Section 302(a) Certification		15
Exhibit Index		16

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

  •
  the Partnership's dependence upon adequate supplies of and demand for crude oil and natural gas liquids ("NGLs") transported on its pipeline including western Canadian crude oil,

  •
  changes in the Partnership's tariff rates or challenges to its tariff rates could have a material adverse effect on the Partnership's financial condition and results of operations,

  •
  competition in particular by other pipeline systems, may reduce the Partnership's revenues,

  •
  the price of crude oil and NGLs transported and the willingness of shippers to ship these products,

  •
  declines in the availability of crude oil and NGLs from the producing regions that supply the Partnership's pipeline system may reduce utilization of capacity on its system,

  •
  compliance with environmental and operational safety regulations, including any remediation of soil or water pollution or hydrostatic testing of its pipeline systems, may increase the Partnership's costs and reduce its revenues,

  •
  failure of pipeline operations due to unforeseen interruptions or catastrophic events may adversely affect the Partnership's business and financial condition,

  •
  oil measurement losses on the Lakehead System can be materially impacted by changes in estimation, commodity price differentials and other factors, and

  •
  permanent or temporary closure of Partnership or customer facilities as a result of expected or unexpected events.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENBRIDGE ENERGY, LIMITED PARTNERSHIP

STATEMENT OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited; dollars in millions)
Operating revenue	$79.0	$73.0	$236.0	$225.0
Expenses
Power	13.0	11.9	38.5	36.3
Operating and administrative	26.9	26.4	71.8	72.8
Depreciation	15.6	15.4	46.8	46.3

	55.5	53.7	157.1	155.4

Operating income	23.5	19.3	78.9	69.6
Interest and other income	0.4	0.7	1.5	2.2
Interest expense	(12.6)	(14.1)	(38.8)	(44.1)

Net income	$11.3	$5.9	$41.6	$27.7

The accompanying notes to the Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY, LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2002	2001
	(unaudited, dollars in millions)
Cash provided from operating activities
Net income	$41.6	$27.7
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	46.8	46.3
Other	0.8	(0.3)
Changes in operating assets and liabilities:
Accounts receivable and other	(0.9)	4.1
Oil shortage balance	(5.3)	6.2
Materials and supplies	(0.2)	(0.1)
General Partner and affiliates	(34.7)	9.0
Accounts payable and other	16.8	6.5
Interest payable	11.7	12.5
Property and other taxes	(3.8)	(2.4)

	72.8	109.5

Investing activities
Repayments from affiliate	0.2	3.0
Additions to property, plant and equipment	(171.5)	(12.4)
Changes in construction payable	—	(4.1)

	(171.3)	(13.5)

Financing activities
Partners' contributions, net	18.4	80.7
Loan from Enbridge Energy Partners, L.P.	—	(0.2)
Distributions to partners	(85.5)	(85.4)
Revolving Credit Facility Agreement	(137.0)	(80.0)
364 Day Agreement	140.0	—
Credit Agreement	160.0	—
Other	—	(0.3)

	95.9	(85.2)

Increase (decrease) in cash and cash equivalents	(2.6)	10.8
Cash and cash equivalents at beginning of period	33.6	37.2

Cash and cash equivalents at end of period	$31.0	$48.0

The accompanying notes to the Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY, LIMITED PARTNERSHIP
STATEMENT OF FINANCIAL POSITION

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$31.0	$33.6
Due from General Partners and affiliates	35.2	0.5
Accounts receivable and other	27.2	26.3
Advances to affiliate	2.7	2.9
Materials and supplies	7.9	7.7

	104.0	71.0
Property, plant and equipment, net	1,378.6	1,253.9
Deferred charges and other	7.6	8.3

	$1,490.2	$1,333.2

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and other	$30.3	$15.4
Oil shortage balance	4.7	10.0
Interest payable	18.5	6.8
Property and other taxes payable	10.1	13.9
Current maturities and short-term debt	171.0	31.0

	234.6	77.1
Long-term debt	738.4	715.4
Deferred credits	0.1	—

	973.1	792.5
Partners' capital	517.1	540.7

	$1,490.2	$1,333.2

The accompanying notes to the Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY, LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL

	General Partner	Limited Partner	Other Comprehensive Income (Loss)	Total Partners' Capital
	(unaudited; dollars in millions)
Partner's capital at December 31, 2001	$3.3	$539.3	$(1.9)	$540.7
Partners' contributions, net	0.2	18.2	—	18.4
Distributions to partners	(0.8)	(84.7)	—	(85.5)

Subtotal	(0.6)	(66.5)	—	(67.1)
Net income allocation	0.5	41.1	—	41.6
Other comprehensive income:
Gain on derivative financial instruments	—	—	1.9	1.9

Comprehensive income	0.5	41.1	1.9	43.5

Partners' capital at September 30, 2002	$3.2	$513.9	$—	$517.1

The accompanying notes to the Financial Statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1.    Basis of Presentation

        The accompanying unaudited financial statements of Enbridge Energy, Limited Partnership (the "Partnership") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the Partnership's financial position as at September 30, 2002 and December 31, 2001; the Partnership's results of operations for the three and nine month periods ended September 30, 2002 and 2001; and the Partnership's cash flows for the nine month periods ended September 30, 2002 and 2001. The results of operations for the Partnership's three and nine months ended September 30, 2002 may not be indicative of the results for the full year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes thereto presented in the Partnership's Annual Report or Form 10K for the year ended December 31, 2001.

        Certain reclassifications have been made to the prior period's reported amounts to conform to the classifications used in the current period financial statements. These reclassifications have no impact on the Partnership's financial position, results of operations, or cash flows.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

        Under FASB Statement No. 4, all gains and losses from the extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income taxes. Under SFAS 145, gains and losses from the extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30

("APB 30"). APB 30 distinguishes the transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The remaining provisions of SFAS 145 are effective for all financial statements issued after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Partnership's consolidated results of operations, cash flows or financial position.

3.    Subsequent Event

        On October 17, 2002, the ownership of the Partnership was restructured such that it is now a wholly owned subsidiary of Enbridge Energy Partners, L.P. ("Enbridge Partners"). As a result of this restructuring, Enbridge Pipelines (Lakehead) L.L.C., a wholly owned subsidiary of Enbridge Partners, holds a 0.001% limited partner interest in the Partnership, Enbridge Partners holds a 99.999% limited partner interest in the Partnership and Enbridge Energy Company, Inc. no longer holds a direct interest in the Partnership.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine months Ended September 30, 2002 Compared with Nine months Ended September 30, 2001

        Net income for the nine months ended September 30, 2002, was $41.6 million, compared to $27.7 million, for the comparable period in 2001. The increase in net income reflects higher operating revenue and lower interest expense, partially offset by higher operating expenses.

        Operating revenue for the first nine months of 2002 increased $11.0 million, to $236.0 million, over the corresponding period in 2001. Deliveries on the Lakehead System averaged 1.288 million barrels per day ("bpd") for the first nine months of 2002, compared to 1.306 million bpd for the same period in 2001. Lower deliveries on the Lakehead System were more than offset by a 2.9% increase in the indexed tariff effective July 1, 2001, an increase in the Terrace expansion tariff of approximately 1.3 cents per barrel effective April 1, 2001, a longer average haul distance, and a heavier crude slate which attracts a higher toll.

        Total operating expense for the first nine months of 2002 increased $1.7 million from the corresponding period last year, from $155.4 million to $157.1 million. Power costs were higher in 2002 than 2001 by approximately $2 million due to the heavier crude slate and the additional power usage related to the start-up of the system after the leak in July 2002. This was offset by slightly lower operating and administrative expenses in 2002 than 2001. The absence of one-time charges in 2001 for head office relocation costs and oil measurement loss adjustments of approximately $10 million, was mostly offset by site clean-up, restoration and pipeline integrity costs of approximately $4 million related to the leak that occurred in July, 2002, and higher administrative costs, including workforce, benefits and insurance costs. The Partnership anticipates spending approximately $3 million, net of estimated insurance recoveries of $4 million, the majority of which is expected to be incurred by the end of 2002, related to the continuing site clean-up, restoration and pipeline integrity activities from the July 2002 leak on the Lakehead system.

        Interest expense for the nine months ended September 30, 2002 was $5.3 million lower than the same period of 2001, as higher average debt balances were offset by lower interest rates and higher capitalized interest related to the Terrace Phase III expansion project. Interest is capitalized as part of the cost of constructing capital projects, and interest capitalization ceases once a capital project is complete and ready for service.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

        Net income for the third quarter of 2002 was $11.3 million, compared with $5.9 million in 2001. The increase in net income was due to higher operating revenue and lower interest expense, partially offset by higher operating expenses.

        Operating revenue for the third quarter of 2002 was $79.0 million, or $6.0 million higher than the third quarter of 2001 due to higher deliveries, a longer average haul distance, and a heavier crude slate, which attracts a higher toll. Deliveries averaged 1.242 million bpd for the third quarter of 2002, an increase of approximately 2.7% from the 1.209 million bpd averaged for the third quarter of last year.

        Total operating expenses for the third quarter of 2002 increased $1.8 million from the corresponding period of 2001, from $53.7 million to $55.5 million. Operating expenses on the Lakehead System were slightly higher, as the absence of a one-time charge for oil measurement losses of $5.4 million during the third quarter of 2001 was more than offset by site clean-up, restoration and pipeline integrity costs of $4.4 million related to the leak that occurred in July 2002, and higher administrative costs.

        Interest expense was $12.6 million for the third quarter of 2002, compared to $14.1 million for the same period last year as higher average debt balances were offset by lower interest rates and higher capitalized interest related to the Terrace Phase III expansion project.

Liquidity and Capital Resources

        The primary cash requirements for the Partnership consist of normal operating expenses, maintenance and expansion capital expenditures, debt service payments and distributions to partners. Short-term cash requirements, such as operating expenses, maintenance capital expenditures and quarterly distributions to partners are expected to be funded by operating cash flows. Long-term cash requirements for expansion projects are expected to be funded by several sources, including cash flows from operating activities, borrowings under bank credit facilities and the issuance of additional equity and debt. During the first nine months of 2002, working capital decreased $124.5 million to ($130.6) million, primarily due to an increase in short-term debt to finance the Terrace expansion project. The Partnership intends to extend the term of the 364 Day Credit Facility which is due January 2003.

        At September 30, 2002, cash and cash equivalents totaled $31.0 million, as compared to $33.6 million at December 31, 2001. Of this $31.0 million, $26.3 million will be used for the cash distribution payable November 14, 2002, with the remaining $4.7 million available for capital expenditures or other business needs.

        Cash flow from operating activities for the nine months ended September 30, 2002 was $72.8 million, as compared with $109.5 million for the same period last year. Cash flow from operating activities decreased as the higher net income was more than offset by changes in operating assets and liabilities.

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

        The Lakehead System is well positioned to benefit from improving supply and demand fundamentals. The demand for crude oil in the Great Lakes and Midwest regions of the United States has increased as a result of the combination of long-term growth in hydrocarbon demand and declining crude oil production in that region. In addition, the supply of crude oil from western Canada is expected to increase, at least through 2011, primarily from existing and planned expansion projects for increasing crude oil production from the Alberta oil sands.

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

ITEM 4.    CONTROLS AND PROCEDURES

        In its recent Release No. 34-46427, effective August 29, 2002, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

        The principal executive officer and the principal financial officer of Enbridge Energy Management, L.L.C., the delegate of our parent's general partner, have informed us that, based upon their evaluation within 90 days of the filing date of this report, of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

        There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor were any corrective actions with regard to significant deficiencies and material weaknesses necessary.

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

        For information regarding other legal proceedings arising in 2001 or with regard to which material developments were reported during 2001, see Part I—Item 3—"Legal Proceedings," in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

    The document listed on the Exhibit Index following the signature pages hereto is filed with this periodic report on Form 10-Q, and the contents of such Exhibit Index are hereby incorporated herein by reference.

  b)
  Reports on Form 8-K

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY, LIMITED PARTNERSHIP (Registrant)
By:	Enbridge Pipelines (Lakehead) L.L.C.
Its:	General Partner
By:	Enbridge Energy Partners, L.P.
Its:	Sole Member
By:	Enbridge Energy Management, L.L.C. as delegate of Enbridge Energy Company, Inc., its general partner
By:	/s/ JODY L. BALKO Jody L. Balko Chief Accountant (Duly Authorized Officer and Principal Accounting Officer)

Dated: November 14, 2002

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code

        The undersigned, being the Principal Executive Officer of Enbridge Energy Management, L.L.C., hereby certifies that the Quarterly Report on Form 10-Q of Enbridge Energy, Limited Partnership (the "Partnership") for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated November 14, 2002

By:	/s/ DAN C. TUTCHER Dan C. Tutcher President and Principal Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Dan C. Tutcher, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Enbridge Energy, Limited Partnership;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of theis quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated November 14, 2002

By:	/s/ DAN C. TUTCHER Dan C. Tutcher President and Principal Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code

        The undersigned, being the Principal Financial Officer of Enbridge Energy Management, L.L.C., hereby certifies that the Partnership's Quarterly Report on Form 10-Q of Enbridge Energy, Limited Partnership (the "Partnership") for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated November 14, 2002

By:	/s/ MARK A. MAKI Mark A. Maki Principal Financial Officer

Sarbanes-Oxley Section 302(a) Certification

I, Mark A. Maki, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Enbridge Energy Partners, Limited Partnership;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated November 14, 2002

By:	/s/ MARK A. MAKI Mark A. Maki Principal Financial Officer

EXHIBIT INDEX

3.1
Second Amended and Restated Agreement of Limited Partnership of Enbridge Energy, Limited Partnership
10.1
Reorganization Agreement

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
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
ENBRIDGE ENERGY, LIMITED PARTNERSHIP STATEMENT OF FINANCIAL POSITION
ENBRIDGE ENERGY, LIMITED PARTNERSHIP STATEMENT OF PARTNERS' CAPITAL
NOTES TO THE FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER
Sarbanes-Oxley Section 302(a) Certification
CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER
Sarbanes-Oxley Section 302(a) Certification
EXHIBIT INDEX